Form 10-Q
period 2018-03-31
BRYN MAWR BANK CORP
filed 2018-05-04
CIK 802681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended March 31, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 1, 2018
Common Stock, par value $1	20,232,714

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets - Unaudited

	March 31,	December 31,
(dollars in thousands)	2018	2017
Assets
Cash and due from banks	$7,804	$11,657
Interest bearing deposits with banks	24,589	48,367
Cash and cash equivalents	32,393	60,024
Investment securities available for sale, at fair value (amortized cost of $544,428 and $692,824 as of March 31, 2018 and December 31, 2017 respectively)	534,103	689,202
Investment securities held to maturity, at amortized cost (fair value of $7,629 and $7,851 as of March 31, 2018 and December 31, 2017, respectively)	7,885	7,932
Investment securities, trading	8,211	4,610
Loans held for sale	5,522	3,794
Portfolio loans and leases, originated	2,564,827	2,487,296
Portfolio loans and leases, acquired	740,968	798,562
Total portfolio loans and leases	3,305,795	3,285,858
Less: Allowance for originated loan and lease losses	(17,570)	(17,475)
Less: Allowance for acquired loan and lease losses	(92)	(50)
Total allowance for loans and lease losses	(17,662)	(17,525)
Net portfolio loans and leases	3,288,133	3,268,333
Premises and equipment, net	54,986	54,458
Accrued interest receivable	12,521	14,246
Mortgage servicing rights	5,706	5,861
Bank owned life insurance	56,946	56,667
Federal Home Loan Bank stock	15,499	20,083
Goodwill	182,200	179,889
Intangible assets	25,087	25,966
Other investments	11,720	12,470
Other assets	59,464	46,185
Total assets	$4,300,376	$4,449,720
Liabilities
Deposits:
Non-interest-bearing	$863,118	$924,844
Interest-bearing	2,452,421	2,448,954
Total deposits	3,315,539	3,373,798

Short-term borrowings	173,704	237,865
Long-term FHLB advances	107,784	139,140
Subordinated notes	98,448	98,416
Junior subordinated debentures	21,456	21,416
Accrued interest payable	4,814	3,527
Other liabilities	45,570	47,439
Total liabilities	3,767,315	3,921,601
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,438,758 and 24,360,049 shares as of March 31, 2018 and December 31, 2017, respectively, and outstanding of 20,229,896 and 20,161,395 as of March 31, 2018 and December 31, 2017, respectively	24,439	24,360
Paid-in capital in excess of par value	371,319	371,486
Less: Common stock in treasury at cost - 4,208,862 and 4,198,654 shares as of March 31, 2018 and December 31, 2017, respectively	(68,787)	(68,179)
Accumulated other comprehensive loss, net of tax	(9,664)	(4,414)
Retained earnings	216,438	205,549
Total Bryn Mawr Bank Corporation shareholders' equity	533,745	528,802
Noncontrolling interest	(684)	(683)
Total shareholders' equity	533,061	528,119
Total liabilities and shareholders' equity	$4,300,376	$4,449,720

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
	2018	2017
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$40,689	$28,482
Interest on cash and cash equivalents	53	66
Interest on investment securities:
Taxable	2,706	1,623
Non-taxable	84	110
Dividends	2	45
Total interest income	43,534	30,326
Interest expense:
Interest on deposits	3,472	1,828
Interest on short-term borrowings	630	27
Interest on FHLB advances and other borrowings	562	698
Interest on subordinated notes	1,143	370
Interest on junior subordinated debentures	288	-
Total interest expense	6,095	2,923
Net interest income	37,439	27,403
Provision for loan and lease losses	1,030	291
Net interest income after provision for loan and lease losses	36,409	27,112
Noninterest income:
Fees for wealth management services	10,308	9,303
Insurance commissions	1,693	763
Capital markets revenue	666	-
Service charges on deposits	713	647
Loan servicing and other fees	686	503
Net gain on sale of loans	518	629
Net gain on sale of investment securities available for sale	7	1
Net gain on sale of other real estate owned ("OREO")	176	-
Dividends on FHLB and FRB stock	431	214
Other operating income	4,338	1,167
Total noninterest income	19,536	13,227
Noninterest expenses:
Salaries and wages	15,982	12,450
Employee benefits	3,708	2,489
Occupancy and bank premises	3,050	2,526
Furniture, fixtures, and equipment	1,898	1,974
Advertising	461	386
Amortization of intangible assets	879	693
Due diligence, merger-related and merger integration expenses	4,319	511
Professional fees	748	711
Pennsylvania bank shares tax	473	664
Information technology	1,195	874
Other operating expenses	3,317	3,382
Total noninterest expenses	36,030	26,660
Income before income taxes	19,915	13,679
Income tax expense	4,630	4,635
Net income	$15,285	$9,044
Add: Net loss attributable to noncontrolling interest	1	-
Net income attributable to Bryn Mawr Bank Corporation	$15,286	$9,044

Basic earnings per common share	$0.76	$0.53
Diluted earnings per common share	$0.75	$0.53
Dividends declared per share	$0.22	$0.21

Weighted-average basic shares outstanding	20,202,969	16,954,132
Dilutive shares	247,525	228,557
Adjusted weighted-average diluted shares	20,450,494	17,182,689

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2018	2017

Net income attributable to Bryn Mawr Bank Corporation	$15,286	$9,044

Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,319) and $208, respectively	(4,961)	388
Reclassification adjustment for net (gain) on sale realized in net income, net of tax (expense) benefit of $(1) and $0, respectively	(6)	(1)
Reclassification adjustment for net (gain) realized on transfer of investment securities available for sale to trading, net of tax (expense) benefit of $(88) and $0, respectively	(329)	-
Unrealized investment (losses) gains, net of tax (benefit) expense of $(1,408) and $208, respectively	(5,296)	387
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $12 and $17, respectively	46	32

Total other comprehensive (loss) income	(5,250)	419

Total comprehensive income	$10,036	$9,463

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$15,286	$9,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,030	291
Depreciation of fixed assets	1,493	1,392
Net amortization of investment premiums and discounts	761	673
Net gain on sale of investment securities available for sale	(7)	(1)
Net gain on sale of loans	(518)	(629)
Stock based compensation	620	484
Amortization and net impairment of mortgage servicing rights	171	172
Net accretion of fair value adjustments	(3,004)	(795)
Amortization of intangible assets	879	693
Net gain on sale of OREO	(176)	-
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(279)	(200)
Other, net	(17,436)	(6,380)
Loans originated for resale	(19,534)	(26,064)
Proceeds from loans sold	18,265	33,023
Provision for deferred income taxes	656	167
Change in income taxes payable/receivable	3,819	4,324
Change in accrued interest receivable	1,725	141
Change in accrued interest payable	1,287	(12)
Net cash provided by operating activities	5,038	16,323

Investing activities:
Purchases of investment securities available for sale	(74,029)	(42,842)
Purchases of investment securities held to maturity	-	(2,335)
Proceeds from maturity and paydowns of investment securities available for sale	218,393	217,539
Proceeds from maturity and paydowns of investment securities held to maturity	39	15
Proceeds from sale of investment securities available for sale	7	65
Net change in FHLB stock	4,584	8,800
Proceeds from calls of investment securities	65	1,134
Net change in other investments	500	(89)
Purchase of domain name	-	(152)
Net portfolio loan and lease originations	(21,230)	(20,108)
Purchases of premises and equipment	(2,063)	(162)
Proceeds from sale of OREO	217	39
Net cash provided by investing activities	126,483	161,904

Financing activities:
Change in deposits	(57,879)	56,909
Change in short-term borrowings	(64,161)	(180,538)
Dividends paid	(4,523)	(3,559)
Change in long-term FHLB advances	(31,371)	(15,000)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(626)	(19)
Net sale of treasury stock for deferred compensation plans	171	-
Repurchase of warrants from U.S. Treasury	(1,755)	-
Proceeds from exercise of stock options	992	650
Net cash used in financing activities	(159,152)	(141,557)

Change in cash and cash equivalents	(27,631)	36,670
Cash and cash equivalents at beginning of period	60,024	50,765
Cash and cash equivalents at end of period	$32,393	$87,435

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$146	$117
Interest	$4,808	$2,935

Non-cash information:
Change in other comprehensive loss	$(5,250)	$419
Change in deferred tax due to change in comprehensive income	$(1,396)	$225
Transfer of loans to other real estate owned and repossessed assets	$37	$-

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except per share data)

	For the Three Months Ended March 31, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity

Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	-	-	-	-	-	15,286	-	15,286
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(1)	(1)
Dividends declared, $0.22 per share	-	-	-	-	-	(4,495)	-	(4,495)
Other comprehensive loss, net of tax expense of $1,396	-	-	-	-	(5,250)	-	-	(5,250)
Stock based compensation	-	-	620	-	-	-	-	620
Net purchase of treasury stock from stock awards for statutory tax withholdings	-	-	-	(626)	-	-	-	(626)
Net sale of treasury stock for deferred compensation trusts	-	-	153	18	-	-	-	171
Repurchase of warrants from U.S. Treasury	-	-	(1,853)	-	-	98	-	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	78,709	79	913	-	-	-	-	992

Balance March 31, 2018	24,438,758	$24,439	$371,319	$(68,787)	$(9,664)	$216,438	$(684)	$533,061

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (the “Corporation”) management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2017 (the “2017 Annual Report”).

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The Unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries; the Corporation’s primary subsidiary is the Bank. In connection with the RBPI Merger (defined in Note 3 – Business Combinations below), the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

Note 2 - Recent Accounting Pronouncements

The following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation since January 1, 2018, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2018.

Adopted Pronouncements:

FASB ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers”

The Corporation adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The majority of the Corporation’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of OREO. Refer to Note 17 Revenue from Contracts with Customers for further discussion on the Corporation’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this ASU did not have an impact to our Consolidated Financial Statements.

FASB ASU 2017-01 (Topic 805), “Business Combinations”

The Corporation adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2016-15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments”

The Corporation adopted ASU 2016-15, which provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2016-01 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

The Corporation adopted ASU 2016-01 which requires that equity investments be measured at fair value with changes in fair value recognized in net income. The Corporation’s equity investments with a readily determinable fair value are currently included within trading securities and are measured at fair value with changes in fair value recognized in net income. In connection with the adoption of this ASU, the Corporation elected the practicability exception to fair value measurement for investments in equity securities without a readily determinable fair value (other than our FHLB, FRB, and Atlantic Central Bankers Bank stock, which are outside of the scope of this ASU). Under the practicability exception, the investments are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

FASB ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

On January 1, 2018, the Corporation adopted ASU 2017-07 and all subsequent amendments to the ASU, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset).

Upon adoption, the components of net periodic benefit cost other than the service cost component were reclassified retrospectively from “Employee benefits” to “Other operating expenses” in the Consolidated Statements of Income. Since both “Employee benefits” and “Other operating expenses” line items of these income statement line items are within “Non-interest expenses”, there was no impact to total “Non-interest expenses” or “Net income.” The components of net periodic benefit cost are currently disclosed in Note 17 – “Pension and Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements found in our 2017 Annual Report. Additionally, the Corporation does not currently capitalize any components of its net periodic benefit costs. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

Pronouncements Not Yet Effective:

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

It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Corporation’s allowance for credit losses, which will depend upon the nature and characteristics of the Corporation 's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at the adoption date. The Corporation has engaged the services of a third-party consultant as well as invested in software designed to assist management in the development and implementation of the new CECL model. Management is currently in the process of validating historical data uploaded within the third-party software to replicate the current ALLL model. The adoption of this ASU will also require the addition of an allowance for held-to-maturity debt securities. The Corporation currently does not intend to early adopt this new guidance.

FASB ASU 2016-02 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management has begun to inventory the Corporation’s various leases and is currently computing the lease liability and a right-of-use asset for all leases. Management is aware that the adoption of this ASU will impact the Corporation’s balance sheet for the recording of assets and liabilities for operating leases. Any additional assets recorded as a result of implementation will have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance.

Note 3 - Business Combinations

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) were completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,098,754 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the effective date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million, were converted to 140,224 warrants to purchase Corporation common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the RBPI Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the RBPI Merger, which include the effects of any measurement period adjustments in accordance with ASC 805-10, are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,098,754)	$136,655
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	$138,627

Assets acquired:
Cash and due from banks	$17,092
Investment securities available for sale	121,587
Loans	567,308
Premises and equipment	8,264
Deferred income taxes	34,380
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	13,996
Total assets	$784,413

Liabilities assumed:
Deposits	$593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	$720,859

Net assets acquired	$63,554

Goodwill resulting from acquisition of RBPI	$75,073

Provisional Estimates of Fair Value of Certain Assets Acquired in the RBPI Merger

As of March 31, 2018, the accounting for the estimates of fair value for certain loans acquired in the RBPI Merger is incomplete. The Corporation is in the process of obtaining new information that will allow management to better estimate fair values that existed as of December 15, 2017. When this information is obtained, management anticipates an adjustment to the provisional fair value assigned to certain acquired loans. These adjustments will result in corresponding adjustments to goodwill and net deferred tax asset. In accordance with ASC 805-10, the adjustments will be recorded in the period in which the new information about facts and circumstances that existed as of the acquisition date is obtained and reviewed.

During the three months ended March 31, 2018, the Corporation adjusted certain provisional fair value estimates related to the RBPI Merger. The following table details the changes in fair value of the net assets acquired and liabilities assumed as of December 15, 2017 from the amounts originally reported in the Corporation’s Form 10-K for the year ended December 31, 2017:

(dollars in thousands)
Goodwill resulting from the acquisition of RBPI reported as of December 31, 2017	$72,762

Fair Value Adjustments:
Loans	3,065
Other assets	491
Deferred income taxes	(1,245)
Total Fair Value Adjustments	2,311

Goodwill from the acquisition of RBPI as of March 31, 2018	$75,073

Methods Used to Fair Value Assets and Liabilities

For information regarding the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed, refer to Note 2 in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Loans held for investment

During the three months ended March 31, 2018, new information became available related to certain loans acquired from RBPI. This new information resulted in an adjustment to the fair value mark applied to the acquired loan portfolio. Adjustments were made to the fair value of loans acquired with evidence of credit quality deterioration. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans or over the recovery period of the underlying collateral on a level yield basis as an adjustment to yield. As a result of the adjustments, the Corporation recorded a $3.0 million increase in nonaccretable difference. The adjustment to the aggregate expected cash flows less the acquisition date fair value resulted in an increase in accretable yield of $207 thousand.

The following table provides an updated summary of the acquired impaired loans and leases as of December 15, 2017, which include the effects of any measurement period adjustments in accordance with ASC 805-10, resulting from the RBPI Merger:

(dollars in thousands)
Contractually required principal and interest payments	$38,404
Contractual cash flows not expected to be collected (nonaccretable difference)	(16,025)
Cash flows expected to be collected	22,379
Interest component of expected cash flows (accretable yield)	(2,526)
Fair value of loans acquired with deterioration of credit quality	$19,853

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc (“PCPB”). The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, with three contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2018, May 24, 2019, and May 24, 2020, subject to the attainment of certain targets during the related periods. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

As of December 31, 2017, the estimates of the fair value of identifiable assets acquired and liabilities assumed in the Hirshorn acquisition were final.

Pro Forma Income Statements (unaudited)

The following table presents the pro forma income statement of the combined institution (RBPI and the Corporation) for the three months ended March 31, 2017 as if the RBPI Merger had occurred on January 1, 2017. The pro forma income statement adjustments are limited to the effects of purchase accounting fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma income statement. Due to the immaterial contribution to net income of the Hirshorn acquisition, which occurred during the year shown in the table, the pro forma effects of the Hirshorn acquisition have been excluded.

(dollars in thousands)	Three Months Ended March 31, 2017
Total interest income	$41,227
Total interest expense	4,562
Net interest income	36,665
Provision for loan and lease losses	588
Net interest income after provision for loan and lease losses	36,077
Total non-interest income	13,738
Total non-interest expenses*	32,295
Income before income taxes	17,520
Income tax expense	5,936
Net income	$11,584
Per share data**:
Weighted-average basic shares outstanding	20,052,886
Dilutive shares	256,176
Adjusted weighted-average diluted shares	20,309,062
Basic earnings per common share	$0.58
Diluted earnings per common share	$0.57

* Total non-interest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro forma presentation.

** Assumes that the shares of RBPI common stock outstanding as of December 31, 2017 were outstanding for the full three month period ended March 31, 2017.

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

	Three Months Ended March 31,
(dollars in thousands)	2018	2017(1)
Advertising	$59	$—
Employee Benefits	203	—
Occupancy and bank premises	1,856	—
Furniture, fixtures, and equipment	179	—
Information technology	112	—
Professional fees	747	396
Salaries and wages	346	80
Other	817	35
Total due diligence, merger-related and merger integration expenses	$4,319	$511

(1) Total due diligence, merger-related and merger integration expenses for the three months ended March 31, 2017 were primarily related to the acquisition of Hirshorn.

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale as of March 31, 2018 and December 31, 2017 are as follows:

As of March 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	178,863	34	(3,790)	175,107
Obligations of state and political subdivisions	19,992	8	(83)	19,917
Mortgage-backed securities	309,071	511	(5,680)	303,902
Collateralized mortgage obligations	35,302	2	(1,324)	33,980
Other investment securities	1,100	—	(3)	1,097
Total	$544,428	$555	$(10,880)	$534,103

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,077	$11	$—	$200,088
Obligations of the U.S. government and agencies	153,028	75	(2,059)	151,044
Obligations of state and political subdivisions	21,352	11	(53)	21,310
Mortgage-backed securities	275,958	887	(1,855)	274,990
Collateralized mortgage obligations	37,596	14	(948)	36,662
Other investment securities	4,813	318	(23)	5,108
Total	$692,824	$1,316	$(4,938)	$689,202

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2018 and December 31, 2017 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$128,699	$(2,688)	$26,389	$(1,102)	$155,088	$(3,790)
Obligations of state and political subdivisions	9,758	(26)	2,122	(57)	11,880	(83)
Mortgage-backed securities	236,886	(4,620)	29,840	(1,060)	266,726	(5,680)
Collateralized mortgage obligations	7,726	(112)	25,143	(1,212)	32,869	(1,324)
Other investment securities	797	(3)	—	—	797	(3)
Total	$383,866	$(7,449)	$83,494	$(3,431)	$467,360	$(10,880)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$114,120	$(1,294)	$26,726	$(765)	$140,846	$(2,059)
Obligations of state and political subdivisions	11,144	(29)	2,709	(24)	13,853	(53)
Mortgage-backed securities	177,919	(1,293)	31,787	(562)	209,706	(1,855)
Collateralized mortgage obligations	5,166	(47)	26,686	(901)	31,852	(948)
Other investment securities	1,805	(23)	—	—	1,805	(23)
Total	$310,154	$(2,686)	$87,908	$(2,252)	$398,062	$(4,938)

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

As of March 31, 2018 and December 31, 2017, securities having a fair value of $121.6 million and $126.2 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, Federal Home Loan Bank of Pittsburgh (“FHLB”) borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$11,932	$11,922	$211,019	$211,019
Due after one year through five years	149,967	146,773	126,452	124,797
Due after five years through ten years	23,413	22,910	23,147	22,804
Due after ten years	14,743	14,616	15,439	15,421
Subtotal	200,055	196,221	376,057	374,041
Mortgage-related securities(1)	344,373	337,882	313,554	311,652
Mutual funds with no stated maturity	—	—	3,213	3,509
Total	$544,428	$534,103	$692,824	$689,202

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2018 and December 31, 2017 are as follows:

As of March 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,885	$—	$(256)	$7,629

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,932	$5	$(86)	$7,851

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2018 and December 31, 2017 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,953	$(143)	$2,676	$(113)	$7,629	$(256)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)

The amortized cost and fair value of held to maturity investment securities as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$7,885	$7,629	$7,932	$7,851

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2018 and December 31, 2017, the Corporation’s investment securities held in trading accounts totaled $8.2 million and $4.6 million, respectively, and consisted of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and, as of March 31, 2018, a rabbi trust account established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

Note 5 - Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in mergers and acquisitions. These mergers and acquisitions include the  December 2017 RBPI Merger, the  January 2015 Continental Bank Holdings, Inc. Merger, the  November 2012 transaction with First Bank of Delaware, and the  July 2010 acquisition of First Keystone Financial, Inc. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The table below details portfolio loans and leases as of the dates indicated:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$5,522	$—	$5,522	$3,794	$—	$3,794
Real Estate Loans:
Commercial mortgage	$1,151,578	$389,879	$1,541,457	$1,122,327	$401,050	$1,523,377
Home equity lines and loans	178,624	32,845	211,469	183,283	34,992	218,275
Residential mortgage	360,242	93,413	453,655	360,935	97,951	458,886
Construction	135,480	66,688	202,168	128,266	84,188	212,454
Total real estate loans	$1,825,924	$582,825	$2,408,749	$1,794,811	$618,181	$2,412,992
Commercial and industrial	613,315	113,916	727,231	589,304	130,008	719,312
Consumer	45,731	2,692	48,423	35,146	3,007	38,153
Leases	79,857	41,535	121,392	68,035	47,366	115,401
Total portfolio loans and leases	$2,564,827	$740,968	$3,305,795	$2,487,296	$798,562	$3,285,858
Total loans and leases	$2,570,349	$740,968	$3,311,317	$2,491,090	$798,562	$3,289,652
Loans with fixed rates	$1,081,414	$473,855	$1,555,269	$1,034,542	$538,510	$1,573,052
Loans with adjustable or floating rates	1,488,935	267,113	1,756,048	1,456,548	260,052	1,716,600
Total loans and leases	$2,570,349	$740,968	$3,311,317	$2,491,090	$798,562	$3,289,652
Net deferred loan origination fees included in the above loan table	$1,226	$—	$1,226	$887	$—	$887

B. Components of the net investment in leases are detailed as follows:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$88,752	$47,549	$136,301	$75,592	$55,219	$130,811
Unearned lease income	(12,523)	(7,336)	(19,859)	(10,338)	(9,523)	(19,861)
Initial direct costs and deferred fees	3,628	1,322	4,950	2,781	1,670	4,451
Total Leases	$79,857	$41,535	$121,392	$68,035	$47,366	$115,401

C. Non-Performing Loans and Leases(1)

	March 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$89	$49	$138	$90	$782	$872
Home equity lines and loans	1,693	256	1,949	1,221	260	1,481
Residential mortgage	1,491	1,113	2,604	1,505	2,912	4,417
Commercial and industrial	1,926	573	2,499	826	880	1,706
Leases	189	154	343	103	—	103
Total non-performing loans and leases	$5,388	2,145	$7,533	$3,745	$4,834	$8,579

(1) Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $107 thousand and $167 thousand of purchased credit-impaired loans as of March 31, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance	$48,720	$46,543
Carrying amount(1)	$33,228	$30,849

(1) Includes $109 thousand and $173 thousand of purchased credit-impaired loans as of March 31, 2018 and December 31, 2017, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $107 thousand and $167 thousand of purchased credit-impaired loans as of March 31, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the three months ended March 31, 2018:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2017	$4,083
Accretion	(685)
Reclassifications from nonaccretable difference	5
Additions/adjustments	212
Disposals	—
Balance, March 31, 2018	$3,615

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2018 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$533	$391	$—	$924	$1,540,395	$1,541,319	$138	$1,541,457
Home equity lines and loans	150	—	—	150	209,370	209,520	1,949	211,469
Residential mortgage	1,119	—	—	1,119	449,932	451,051	2,604	453,655
Construction	333	—	—	333	201,835	202,168	—	202,168
Commercial and industrial	499	—	—	499	724,233	724,732	2,499	727,231
Consumer	—	—	—	—	48,423	48,423	—	48,423
Leases	2,640	881	—	3,521	117,528	121,049	343	121,392
Total portfolio loans and leases	$5,274	$1,272	$—	$6,546	$3,291,716	$3,298,262	$7,533	$3,305,795

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,366	$2,428	$—	$3,794	$1,518,711	$1,522,505	$872	$1,523,377
Home equity lines and loans	338	10	—	348	216,446	216,794	1,481	218,275
Residential mortgage	1,386	79	—	1,465	453,004	454,469	4,417	458,886
Construction	—	—	—	—	212,454	212,454	—	212,454
Commercial and industrial	658	286	—	944	716,662	717,606	1,706	719,312
Consumer	1,106	—	—	1,106	37,047	38,153	—	38,153
Leases	125	177	—	302	114,996	115,298	103	115,401
Total portfolio loans and leases	$4,979	$2,980	$—	$7,959	$3,269,320	$3,277,279	$8,579	$3,285,858

*Included as “current” are $1.8 million and $4.1 million of loans and leases as of March 31, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2018 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$425	$391	$—	$816	$1,150,673	$1,151,489	$89	$1,151,578
Home equity lines and loans	150	—	—	150	176,781	176,931	1,693	178,624
Residential mortgage	647	—	—	647	358,104	358,751	1,491	360,242
Construction	—	—	—	—	135,480	135,480	—	135,480
Commercial and industrial	99	—	—	99	611,290	611,389	1,926	613,315
Consumer	—	—	—	—	45,731	45,731	—	45,731
Leases	788	503	—	1,291	78,377	79,668	189	79,857
Total originated portfolio loans and leases	$2,109	$894	$—	$3,003	$2,556,436	$2,559,439	$5,388	$2,564,827

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$1,255	$81	$—	$1,336	$1,120,901	$1,122,237	$90	$1,122,327
Home equity lines and loans	26	—	—	26	182,036	182,062	1,221	183,283
Residential mortgage	721	—	—	721	358,709	359,430	1,505	360,935
Construction	—	—	—	—	128,266	128,266	—	128,266
Commercial and industrial	439	236	—	675	587,803	588,478	826	589,304
Consumer	21	—	—	21	35,125	35,146	—	35,146
Leases	125	177	—	302	67,630	67,932	103	68,035
Total originated portfolio loans and leases	$2,587	$494	$—	$3,081	$2,480,470	$2,483,551	$3,745	$2,487,296

*Included as “current” are $1.8 million and $4.0 million of loans and leases as of March 31, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2018 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$108	$—	$—	$108	$389,722	$389,830	$49	$389,879
Home equity lines and loans	—	—	—	—	32,589	32,589	256	32,845
Residential mortgage	472	—	—	472	91,828	92,300	1,113	93,413
Construction	333	—	—	333	66,355	66,688	—	66,688
Commercial and industrial	400	—	—	400	112,943	113,343	573	113,916
Consumer	—	—	—	—	2,692	2,692	—	2,692
Leases	1,852	378	—	2,230	39,151	41,381	154	41,535
Total acquired portfolio loans and leases	$3,165	$378	$—	$3,543	$735,280	$738,823	$2,145	$740,968

	Accruing Loans and Leases
As of December 31, 2017 (dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
Commercial mortgage	$111	$2,347	$—	$2,458	$397,810	$400,268	$782	$401,050
Home equity lines and loans	312	10	—	322	34,410	34,732	260	34,992
Residential mortgage	665	79	—	744	94,295	95,039	2,912	97,951
Construction	—	—	—	—	84,188	84,188	—	84,188
Commercial and industrial	219	50	—	269	128,859	129,128	880	130,008
Consumer	1,085	—	—	1,085	1,922	3,007	—	3,007
Leases	—	—	—	—	47,366	47,366	—	47,366
Total acquired portfolio loans and leases	$2,392	$2,486	$—	$4,878	$788,850	$793,728	$4,834	$798,562

*Included as “current” are $0 and $102 thousand of loans and leases as of March 31, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525
Charge-offs	—	(25)	—	—	(283)	(49)	(596)	—	(953)
Recoveries	3	—	—	1	—	1	55	—	60
Provision for loan and lease losses	(379)	(16)	(28)	(94)	606	93	848	—	1,030
Balance, March 31, 2018	$7,174	$1,045	$1,898	$844	$5,361	$291	$1,049	$—	$17,662

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(438)	(27)	—	(59)	(41)	(206)	—	(771)
Recoveries	3	—	—	1	—	2	95	—	101
Provision for loan and lease losses	180	426	(92)	(39)	(336)	21	131	—	291
Balance, March 31, 2017	$6,410	$1,243	$1,798	$2,195	$4,747	$135	$579	$—	$17,107

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$224	$—	$41	$4	$—	$—	$288
Collectively evaluated for impairment	7,174	1,026	1,674	844	5,320	287	1,049	—	17,374
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,174	$1,045	$1,898	$844	$5,361	$291	$1,049	$—	$17,662

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$230	$—	$5	$4	$—	$—	$258
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	—	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,394	$2,626	$5,350	$—	$2,754	$27	$—	$12,151
Collectively evaluated for impairment	1,525,887	208,333	448,305	186,559	721,545	48,396	121,392	3,260,417
Purchased credit-impaired(1)	14,176	510	—	15,609	2,932	—	—	33,227
Total	$1,541,457	$211,469	$453,655	$202,168	$727,231	$48,423	$121,392	$3,305,795

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$2,128	$2,162	$7,726	$—	$1,897	$27	$—	$13,940
Collectively evaluated for impairment	1,503,825	215,604	451,160	204,088	712,865	38,126	115,401	3,241,069
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$1,523,377	$218,275	$458,886	$212,454	$719,312	$38,153	$115,401	$3,285,858

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$168	$—	$5	$4	$—	$196
Collectively evaluated for impairment	7,174	1,026	1,674	844	5,320	287	1,049	17,374
Total	$7,174	$1,045	$1,842	$844	$5,325	$291	$1,049	$17,570

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$180	$—	$5	$4	$—	$208
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	17,267
Total	$7,550	$1,086	$1,876	$937	$5,038	$246	$742	$17,475

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$2,370	$3,637	$—	$2,288	$27	$—	$9,667
Collectively evaluated for impairment	1,150,233	176,254	356,605	135,480	611,027	45,704	79,857	2,555,160
Total	$1,151,578	$178,624	$360,242	$135,480	$613,315	$45,731	$79,857	$2,564,827

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$1,902	$4,418	$—	$1,186	$27	$—	$8,878
Collectively evaluated for impairment	1,120,982	181,381	356,517	128,266	588,118	35,119	68,035	2,478,418
Total	$1,122,327	$183,283	$360,935	$128,266	$589,304	$35,146	$68,035	$2,487,296

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$56	$—	$36	$—	$—	$92
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$56	$—	$36	$—	$—	$92

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$50	$—	$—	$—	$—	$50
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$50	$—	$—	$—	$—	$50

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2018 and December 31, 2017:

As of March 31, 2018 (dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Carrying value of loans and leases:
Individually evaluated for impairment	$49	$256	$1,713	$—	$466	$—	$—	$2,484
Collectively evaluated for impairment	375,654	32,079	91,700	51,079	110,518	2,692	41,535	705,257
Purchased credit-impaired(1)	14,176	510	—	15,609	2,932	—	—	33,227
Total	$389,879	$32,845	$93,413	$66,688	$113,916	$2,692	$41,535	$740,968

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$783	$260	$3,308	$—	$711	$—	$—	$5,062
Collectively evaluated for impairment	382,843	34,223	94,643	75,822	124,747	3,007	47,366	762,651
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$401,050	$34,992	$97,951	$84,188	$130,008	$3,007	$47,366	$798,562

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Pass	$1,502,268	$1,490,862	$179,047	$193,227	$717,447	$711,145	$2,398,762	$2,395,234
Special Mention	11,403	13,448	2,528	3,902	1,705	889	15,636	18,239
Substandard	27,221	18,194	20,593	15,325	7,015	6,013	54,829	39,532
Doubtful	565	873	—	—	1,063	1,265	1,628	2,138
Total	$1,541,457	$1,523,377	$202,168	$212,454	$727,230	$719,312	$2,470,855	$2,455,143

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$451,051	$454,469	$209,520	$216,794	$48,423	$38,153	$121,049	$115,298	$830,043	$824,714
Non-performing	2,604	4,417	1,949	1,481	—	—	343	103	4,896	6,001
Total	$453,655	$458,886	$211,469	$218,275	$48,423	$38,153	$121,392	$115,401	$834,939	$830,715

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Pass	$1,140,584	$1,114,171	$131,797	$126,260	$607,758	$586,896	$1,880,139	$1,827,327
Special Mention	994	—	1,253	—	1,254	664	3,501	664
Substandard	10,000	8,156	2,430	2,006	4,033	1,389	16,463	11,551
Doubtful	—	—	—	—	270	355	270	355
Total	$1,151,578	$1,122,327	$135,480	$128,266	$613,315	$589,304	$1,900,373	$1,839,897

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$358,751	$359,430	$176,931	$182,062	$45,731	$35,146	$79,668	$67,932	$661,081	$644,570
Non-performing	1,491	1,505	1,693	1,221	—	—	189	103	3,373	2,829
Total	$360,242	$360,935	$178,624	$183,283	$45,731	$35,146	$79,857	$68,035	$664,454	$647,399

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Pass	$361,684	$376,691	$47,250	$66,967	$109,690	$124,249	$518,624	$567,907
Special Mention	10,409	13,448	1,275	3,902	451	225	12,135	17,575
Substandard	17,221	10,038	18,163	13,319	2,982	4,624	38,366	27,981
Doubtful	565	873	—	—	793	910	1,358	1,783
Total	$389,879	$401,050	$66,688	$84,188	$113,916	$130,008	$570,483	$615,246

 Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$92,300	$95,039	$32,589	$34,732	$2,692	$3,007	$41,381	$47,366	$168,962	$180,144
Non-performing	1,113	2,912	256	260	—	—	154	—	1,523	3,172
Total	$93,413	$97,951	$32,845	$34,992	$2,692	$3,007	$41,535	$47,366	$170,485	$183,316

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2018	December 31, 2017
TDRs included in nonperforming loans and leases	$1,125	$3,289
TDRs in compliance with modified terms	5,235	5,800
Total TDRs	$6,360	$9,089

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and industrial	1	$18	$18

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial and industrial	—	1	—	—	—

During the three months ended March 31, 2018, one home equity line of credit with a principal balance of $25 thousand which had been previously modified to a troubled debt restructuring defaulted and was charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the three months ended March 31, 2018 and 2017 (purchased credit-impaired loans are not included in the tables):

As of or for the Three Months Ended March 31, 2018 (dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Home equity lines and loans	$574	$574	$19	$575	$6	$—
Residential mortgage	1,796	1,796	224	1,801	21	—
Commercial and industrial	54	110	40	97	—	—
Consumer	27	27	4	27	—	—
Total	$2,451	$2,507	$287	$2,500	$27	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,394	$1,483	$—	$1,394	$23	$—
Home equity lines and loans	2,052	2,114	—	2,094	2	—
Residential mortgage	3,554	3,758	—	154	—	—
Commercial and industrial	2,700	3,498	—	2,872	5	—
Total	$9,700	$10,853	$—	$6,514	$30	$—
Grand total	$12,151	$13,360	$287	$9,014	$57	$—

*The table above does not include the recorded investment of $510 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of or for the Three Months Ended March 31, 2017 (dollars in thousands)	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
Impaired loans with related allowance:
Residential mortgage	$620	$619	$73	$621	$7	$—
Commercial and industrial	88	121	11	110	1	—
Consumer	29	29	5	29	—	—
Total	$737	$769	$89	$760	$8	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,570	$1,570	$—	$1,573	$15	$—
Home equity lines and loans	1,945	2,806	—	2,358	2	—
Residential mortgage	6,637	6,623	—	6,755	53	—
Commercial and industrial	2,357	3,156	—	2,456	2	—
Total	$12,509	$14,155	$—	$13,142	$72	$—
Grand total	$13,246	$14,924	$89	$13,902	$80	$—

*The table above does not include the recorded investment of $232 thousand of impaired leases without a related allowance for loan and lease losses.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands) As of December 31, 2017	Recorded Investment (2)	Principal Balance	Related Allowance
Impaired loans with related allowance:
Home equity lines and loans	$577	577	19
Residential mortgage	2,436	$2,435	$230
Commercial and industrial	18	19	5
Consumer	27	27	4
Total	$3,058	$3,058	$258

Impaired loans without related allowance(1):
Home equity lines and loans	$1,585	$1,645	$—
Residential mortgage	5,290	5,529	—
Commercial and industrial	1,879	3,613	—
Commercial mortgage	2,128	2,218	—
Total	$10,882	$13,005	$—
Grand total	$13,940	$16,063	$258

(1)	The table above does not include the recorded investment of $272 thousand of impaired leases without a related Allowance.
(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of March 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$403,196	$(13,317)	$389,879
Home equity lines and loans	35,697	(2,852)	32,845
Residential mortgage	96,609	(3,196)	93,413
Construction	67,926	(1,238)	66,688
Commercial and industrial	123,250	(9,334)	113,916
Consumer	2,729	(37)	2,692
Leases	43,820	(2,285)	41,535
Total	$773,227	$(32,259)	$740,968

	As of December 31, 2017
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$412,263	$(11,213)	$401,050
Home equity lines and loans	37,944	(2,952)	34,992
Residential mortgage	101,523	(3,572)	97,951
Construction	86,081	(1,893)	84,188
Commercial and industrial	141,960	(11,952)	130,008
Consumer	3,051	(44)	3,007
Leases	50,530	(3,164)	47,366
Total	$833,352	$(34,790)	$798,562

Note 6 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,861	$5,582
Additions	16	276
Amortization	(221)	(169)
Recovery / (Impairment)	50	(3)
Balance, end of period	$5,706	$5,686
Fair value	$6,791	$6,394
Residential mortgage loans serviced for others	634,970	638,553

As of March 31, 2018, and December 31, 2017, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Fair value amount of MSRs	$6,791	$6,397
Weighted average life (in years)	6.5	6.1
Prepayment speeds (constant prepayment rate)*	9.2%	10.3%
Impact on fair value:
10% adverse change	$(135)	$(194)
20% adverse change	$(288)	$(394)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(249)	$(225)
20% adverse change	$(480)	$(434)

  * Represents the weighted average prepayment rate for the life of the MSR asset.

At March 31, 2018 and December 31, 2017 the fair value of the MSRs was $6.8 million and $6.4 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 - Goodwill and Other Intangibles

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the three months ended March 31, 2018:

(dollars in thousands)	Balance December 31, 2017	Adjustments	Amortization	Balance March 31, 2018	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412		Indefinite
Goodwill – Banking	153,545	2,311	—	155,856		Indefinite
Goodwill – Insurance	5,932	—	—	5,932		Indefinite
Total Goodwill	$179,889	$2,311	$—	$182,200
Core deposit intangible	$7,380	$—	$(377)	$7,003		10 Years
Customer relationships	14,173	—	(404)	13,769	10	to	20 Years
Non-compete agreements	1,319	—	(61)	1,258	5	to	10 Years
Trade name	2,322	—	(16)	2,306	3 Years	to	Indefinite
Domain name	151	—	—	151		Indefinite
Favorable lease assets	621	—	(21)	600	1	to	16 Years
Total Intangible Assets	$25,966	$—	$(879)	$25,087
Grand Total	$205,855	$2,311	$(879)	$207,287

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2017 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the five months ended March 31, 2018, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 - Deposits

The following table details the components of deposits:

	March 31, 2018	December 31, 2017
(dollars in thousands)
Interest-bearing demand	$529,478	$481,336
Money market	856,072	862,639
Savings	308,925	338,572
Retail time deposits	523,138	532,202
Wholesale non-maturity deposits	63,449	62,276
Wholesale time deposits	171,359	171,929
Total interest-bearing deposits	2,452,421	2,448,954
Non-interest-bearing deposits	863,118	924,844
Total deposits	$3,315,539	$3,373,798

Note 9 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Repurchase agreements* – commercial customers	$13,804	$25,865
Short-term FHLB advances	159,900	212,000
Total short-term borrowings	$173,704	$237,865

* Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance at period-end	$173,704	$23,613
Maximum amount outstanding at any month end	$173,704	$39,378
Average balance outstanding during the period	$172,532	$47,603
Weighted-average interest rate:
As of the period-end	1.76%	0.10%
Paid during the period	1.48%	0.23%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of March 31, 2018 and December 31, 2017, the Corporation had $107.8 million and $139.1 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	March 31, 2018	December 31, 2017
Within one year	$52,377	$83,766
Over one year through five years	55,407	55,374
Total	$107,784	$139,140

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted	Coupon Rate(1)		Balance at
Description	From	To	Average Rate(1)	From	To	March 31, 2018	December 31, 2017
Bullet maturity – fixed rate	4/30/2018	8/24/2021	1.79%	1.18%	2.13%	97,784	118,131
Convertible-fixed(2)	8/20/2018	8/20/2018	2.58%	2.58%	2.58%	10,000	21,009
Total						$107,784	$139,140

(1) Maturity range, weighted average rate and coupon rate range refers to March 31, 2018 balances.
(2) FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of March 31, 2018, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2018. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $15.5 million at March 31, 2018, and $20.1 million at December 31, 2017. The carrying amount of the FHLB stock approximates its redemption value.

The level of required investment in FHLB stock is based on the balance of outstanding borrowings the Corporation has from the FHLB.  Although FHLB stock is a financial instrument that represents an equity interest in the FHLB, it does not have a readily determinable fair value. FHLB stock is generally viewed as a long-term investment. Accordingly, when evaluating FHLB stock for impairment, its value should be determined based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

The Corporation had a maximum borrowing capacity with the FHLB of $1.67 billion as of March 31, 2018 of which the unused capacity was $1.40 billion. In addition, there were $79.0 million in the overnight federal funds line available and $138.2 million of Federal Reserve Discount Window capacity.

Note 10 – Subordinated Notes

On December 13, 2017, the Corporation completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering. On August 6, 2015, the Corporation completed the issuance of $30 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of both offerings increased Tier II regulatory capital at the Corporation level.

The following tables detail the subordinated notes, including debt issuance costs, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated Notes – due 2027	$68,848	4.25%	$68,829	4.25%
Subordinated Notes – due 2025	29,600	4.75%	29,587	4.75%
Total Subordinated Notes	$98,448		$98,416

(1) The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2) The 2025 Notes bear interest at an annual fixed rate of 4.75% from the date of issuance until August 14, 2020, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 11 – Junior Subordinated Debentures

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

Note 12 – Derivative Instruments and Hedging Activities

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2018, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of March 31, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of March 31, 2018:
Customer derivatives – interest rate swaps	$158,973	$2,847	$158,973	$2,846
Risk participation agreements sold	—	—	892	2
Risk participation agreements purchased	14,672	13	—	—
Total derivatives	$173,645	$2,860	$159,865	$2,848

As of December 31, 2017:
Customer derivatives – interest rate swaps	$124,627	$1,895	$124,627	$1,895
Risk participation agreements sold	—	—	899	3
Risk participation agreements purchased	14,710	21	—	—
Total derivatives	$139,337	$1,916	$125,526	$1,898

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with the third party at March 31, 2018 and December 31, 2017 was $0 and $1.3 million, respectively. The amount of collateral posted with the third party is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with the third party was $1.1 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively.

Note 13 - Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2018 or 2017.

Note 14 - Shareholders’ Equity

Dividend

On April 19, 2018, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.22 per share payable June 1, 2018 to shareholders of record as of May 1, 2018. During the first quarter of 2018, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.22 per share. This dividend totaled $4.5 million, based on outstanding shares and restricted stock units as of February 9, 2018 of 20,414,046 shares.

S-3 Shelf Registration Statement and Offerings Thereunder

In March 2015, the Corporation filed a shelf registration statement on Form S-3, SEC File No. 333-202805 (the “Shelf Registration Statement”). The Shelf Registration Statement expired in April 2018 and is expected to be replaced by a new shelf registration soon.  As of March 31, 2018, the Shelf Registration Statement allowed the Corporation to raise additional capital through offers and sales of registered securities consisting of common stock, debt securities, warrants to purchase common stock, stock purchase contracts and units or units consisting of any combination of the foregoing securities. Using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, the Corporation could sell, from time to time, in one or more offerings, such securities in a dollar amount up to $200 million, in the aggregate.

In addition, the Corporation has in place a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which allows it to issue up to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of the Corporation’s common stock and general economic and market conditions.

For the three months ended March 31, 2018, the Corporation did not issue any shares through the Plan. No RFWs were approved during the three months ended March 31, 2018. No other sales of equity securities were executed under the Shelf Registration Statement during the three months ended March 31, 2018.

Option Exercises and Restricted Stock Awards

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three months ended March 31, 2018, 43,925 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $992 thousand. The increase in shareholders’ equity related to the vesting of the RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $620 thousand.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2018, no shares were repurchased under the 2015 Program. As of March 31, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive (loss) income for the three month period March 31, 2018 and 2017:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(5,296)	46	(5,250)
Balance, March 31, 2018	$(8,157)	$(1,507)	$(9,664)

Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Other comprehensive income	387	32	419
Balance, March 31, 2017	$(844)	$(1,193)	$(1,990)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three months ended March 31, 2018 and 2017:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	Three Months Ended March 31,		Affected Income Statement Category
	2018	2017
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$(7)	$(1)	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	(417)	—	Other operating income
Total	$(424)	$(1)
Income tax effect	89	—	Income tax expense
Net of income tax	$(335)	$(1)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$25	$23	Other operating expenses
Income tax effect	(5)	(8)	Income tax expense
Net of income tax	$20	$15	Net income

*Accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 16 - Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into common shares and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on option exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

	Three Months Ended March 31,
(dollars in thousands except per share data)	2018	2017
Numerator:
Net income available to common shareholders	$15,286	$9,044
Denominator for basic earnings per share – weighted average shares outstanding	20,202,969	16,954,132
Effect of dilutive common shares	247,525	228,557
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,450,494	17,182,689
Basic earnings per share	$0.76	$0.53
Diluted earnings per share	$0.75	$0.53
Antidilutive shares excluded from computation of average dilutive earnings per share	870	—

Note 17 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three months ended March 31, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Fees for wealth management services	$—	$10,308	$10,308	$—	$9,303	$9,303
Insurance commissions(1)	—	1,693	1,693	—	763	763
Capital markets revenue(1)	666	—	666	—	—	—
Service charges on deposit accounts	713	—	713	647	—	647
Loan servicing and other fees(1)	686	—	686	503	—	503
Net gain on sale of loans(1)	518	—	518	629	—	629
Net gain on sale of investment securities available for sale(1)	7	—	7	1	—	1
Net gain on sale of other real estate owned	176	—	176	—	—	—
Dividends on FHLB and FRB stock(1)	431	—	431	214	—	214
Other operating income(2)	4,294	44	4,338	1,119	48	1,167
Total noninterest income	$7,491	$12,045	$19,536	$3,113	$10,114	$13,227

(1) Not within the scope of ASC 606.

(2) Other operating income includes merchant interchange fees, safe deposit box rentals, and rent income totaling $521 thousand and $479 thousand for the three-months ended March 31, 2018 and 2017, respectively, which are within the scope of ASC 606.

A description of the Corporation’s revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Corporation earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Corporation fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Corporation satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Wealth Management Fees: The Corporation earns wealth management fee revenue from a variety of sources including fees from trust administration and other related fiduciary services, custody, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax service fees, shareholder service fees and brokerage.

Fees that are determined based on the market value of the assets held in their accounts are generally billed monthly, in arrears, based on the market value of assets at the end of the previous billing period. Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date.

Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

Interchange Income: The Corporation earns interchange income fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains/Losses on Sales of OREO: The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.

Note 18 – Stock-Based Compensation

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

PSUs have a restriction based on a performance criteria and may also havea restriction based on the passage of time. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSUs based on the Corporation’s TSR relative to the performance of a designated peer group or the NASDAQ Community Bank Index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity relative to that designated peer group. The grant date fair value of these PSUs is based on the closing price of the Corporation’s stock on the date of the grant. PSU grants may have a vesting percent ranging from 0% to 150%.

B. Other Stock Option Information

The following table provides information about options outstanding for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2017	115,246	$20.73	$4.86
Forfeited	—	$—	$—
Expired	—	$—	$—
Exercised	(43,925)	$22.57	$5.03
Options outstanding, March 31, 2018	71,321	$19.59	$4.75

As of March 31, 2018 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Proceeds from exercise of stock options	$992	$650
Related tax benefit recognized	210	141
Net proceeds of options exercised	$1,202	$791
Intrinsic value of options exercised	$999	$548

The following table provides information about options outstanding and exercisable at March 31, 2018:

(dollars in thousands, except exercise price)	Outstanding	Exercisable
Number of shares	71,321	71,321
Weighted average exercise price	$19.59	$19.59
Aggregate intrinsic value	$1,737,209	$1,737,209
Weighted average contractual term in years	1.2	1.2

C. Restricted Stock and Performance Stock and Units

The Corporation has granted RSUs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSUs

The compensation expense for the RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.

For the three months ended March 31, 2018, the Corporation recognized $288 thousand of expense related to the Corporation’s RSUs. As of March 31, 2018, there was $1.8 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the RSUs for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	75,707	$35.80
Granted	2,400	$43.95
Vested	(1,000)	$30.04
Forfeited	—	$—
Ending balance	77,107	$36.13

PSUs

The Corporation recognized $332 thousand of expense related to the PSUs for the three months ended March 31, 2018. As of March 31, 2018, there was $2.1 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.5 years.

The following table details the PSUs for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	168,453	$24.76
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Ending balance	168,453	$24.76

Note 19 - Fair Value Measurement

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under FASB ASC Topic 820 are:

Level 1 –Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A. Assets and liabilities measured on a recurring basis

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Investment Securities

The value of the Corporation’s available for sale investment securities, which include obligations of the U.S. government and its agencies, mortgage-backed securities issued by U.S. government- and U.S. government sponsored agencies, obligations of state and political subdivisions, corporate bonds and other debt securities are determined by the Corporation, taking into account the input of an independent third party valuation service provider. The third party’s evaluations are based on market data, utilizing pricing models that vary by asset and incorporate available trade, bid and other market information. For securities that do not trade on a daily basis, their pricing models apply available information such as benchmarking and matrix pricing. The market inputs normally sought in the evaluation of securities include benchmark yields, reported trades, broker/dealer quotes (only obtained from market makers or broker/dealers recognized as market participants), issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain securities, additional inputs may be used or some market inputs may not be applicable. Inputs are prioritized differently on any given day based on market conditions. Management reviews, annually, the process utilized by its independent third-party valuation service provider. On a quarterly basis, management tests the validity of the prices provided by the third party by selecting a representative sample of the portfolio and obtaining actual trade results, or if actual trade results are not available, competitive broker pricing. On an annual basis, management evaluates, for appropriateness, the methodology utilized by the independent third-party valuation service provider.

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

As of March 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of U.S. government & agencies	175.1	—	175.1	—
Obligations of state & political subdivisions	19.9	—	19.9	—
Mortgage-backed securities	303.9	—	303.9	—
Collateralized mortgage obligations	34.0	—	34.0	—
Other debt securities	1.1	—	1.1	—
Total investment securities available for sale	$534.1	$0.1	$534.0	$—

Investment securities trading:
Mutual funds	8.2	8.2	—	—

Derivatives:
Interest rate swaps	2.8	—	2.8	—
Total recurring fair value measurements	$545.1	$8.3	$536.8	$—

As of December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of U.S. government & agencies	151.0	—	151.0	—
Obligations of state & political subdivisions	21.3	—	21.3	—
Mortgage-backed securities	275.0	—	275.0	—
Collateralized mortgage obligations	36.7	—	36.7	—
Mutual funds	3.5	3.5	—	—
Other debt securities	1.6	—	1.6	—
Total investment securities available for sale	$689.2	$203.6	$485.6	$—

Investment securities trading:
Mutual funds	4.6	4.6	—	—

Derivatives:
Interest rate swaps	1.9	—	1.9	—
Total recurring fair value measurements	$695.7	$208.2	$487.5	$—

There have been no transfers between levels during the three months ended March 31, 2018.

B. Assets and liabilities measured on a non-recurring basis

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  Similarly, fair value is used on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities such as foreclosed assets, other real estate owned, intangible assets, nonfinancial assets and liabilities evaluated in a goodwill impairment analysis and other nonfinancial assets measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for financial and nonfinancial assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy, is set forth below.

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

The Corporation has an appraisal policy in which an appraisal is obtained for a commercial loan at the point at which the loan either becomes nonperforming or is downgraded to a substandard or worse classification. For consumer loans, the Corporation obtains updated appraisals when a loan becomes 90 days past due or when it receives other information that may indicate possible impairment. Based on the appraisals obtained by the Corporation, a partial or full charge-off may be necessary.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017:

As of March 31, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6.8	$—	$—	$6.8
Impaired loans and leases	11.9	—	—	11.9
OREO	0.3	—	—	0.3
Total non-recurring fair value measurements	$19.0	$—	$—	$19.0

Fair value of assets measured on a non-recurring basis as of December 31, 2017:

As of December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6.4	$—	$—	$6.4
Impaired loans and leases	14.0	—	—	14.0
OREO	0.3	—	—	0.3
Total non-recurring fair value measurements	$20.7	$—	$—	$20.7

During the three months ended March 31, 2018, an increase of $29 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

Note 20 - Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and applied to this disclosure on a prospective basis. Estimated fair value of assets and liabilities carried at cost at December 31, 2017 were based on an entry price notion. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of March 31, 2018		As of December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$32,393	$32,393	$60,024	$60,024
Investment securities - available for sale	See Note 19	534,103	534,103	689,202	689,202
Investment securities - trading	See Note 19	8,211	8,211	4,610	4,610
Investment securities – held to maturity	Level 2	7,885	7,629	7,932	7,851
Loans held for sale	Level 2	5,522	5,522	3,794	3,794
Net portfolio loans and leases	Level 3	3,288,133	3,249,948	3,268,333	3,293,802
Mortgage servicing rights	Level 3	5,706	6,791	5,861	6,397
Interest rate swaps	Level 2	2,847	2,847	1,895	1,895
Risk participation agreements purchased	Level 2	13	13	21	21
Other assets	Level 3	39,740	39,740	46,799	46,799
Total financial assets		$3,924,553	$3,887,197	$4,088,471	$4,114,395
Financial liabilities:
Deposits	Level 2	$3,315,539	$3,309,113	$3,373,798	$3,368,276
Short-term borrowings	Level 2	173,704	173,704	237,865	237,865
Long-term FHLB advances	Level 2	107,784	106,857	139,140	138,685
Subordinated notes	Level 2	98,448	97,074	98,416	95,044
Junior subordinated debentures	Level 2	21,456	22,901	21,416	19,366
Interest rate swaps	Level 2	2,846	2,846	1,895	1,895
Risk participation agreements sold	Level 2	2	2	3	3
Other liabilities	Level 3	47,535	47,535	49,071	49,071
Total financial liabilities		$3,767,314	$3,760,032	$3,921,604	$3,910,205

* See Note 19 in the Notes to Unaudited Consolidated Financial Statements for a description of hierarchy levels.

Note 21 - Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and  may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at  March 31, 2018 and December 31, 2017 were $766.4 million and $748.3 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but  may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but  may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of  March 31, 2018 and December 31, 2017 were $15.5 million and $17.0 million, respectively. There were no outstanding bankers’ acceptances as of March 31, 2018 and December 31, 2017.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications  may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. As of  March 31, 2018, there are no pending make-whole requests. As of  March 31, 2018, the Corporation had no loans sold with recourse outstanding.

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

Note 22 - Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. BMT Investment Advisers, formed in May 2017, which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust, is also reported under the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated

Net interest income	$37,438	$1	$37,439	$27,402	$1	$27,403
Less: loan loss provision	1,030	—	1,030	291	—	291
Net interest income after loan loss provision	36,408	1	36,409	27,111	1	27,112
Other income:
Fees for wealth management services	—	10,308	10,308	—	9,303	9,303
Insurance commissions	—	1,693	1,693	—	763	763
Capital markets revenue	666	—	666	—	—	—
Service charges on deposit accounts	713	—	713	647	—	647
Loan servicing and other fees	686	—	686	503	—	503
Net gain on sale of loans	518	—	518	629	—	629
Net gain (loss) on sale of investment securities available for sale	7	—	7	1	—	1
Net (loss) gain on sale of OREO	176	—	176	—	—	—
Other operating income	4,725	44	4,769	1,333	48	1,381
Total noninterest income	7,491	12,045	19,536	3,113	10,114	13,227

Noninterest expenses:
Salaries & wages	11,156	4,826	15,982	8,630	3,820	12,450
Employee benefits	2,676	1,032	3,708	1,557	932	2,489
Occupancy and bank premise	2,576	474	3,050	2,127	399	2,526
Amortization of intangible assets	398	481	879	353	340	693
Professional fees	729	19	748	681	30	711
Other operating expenses	10,431	1,232	11,663	6,765	1,026	7,791
Total noninterest expenses	27,966	8,064	36,030	20,113	6,547	26,660
Segment profit	15,933	3,982	19,915	10,111	3,568	13,679
Intersegment (revenues) expenses*	(149)	149	—	(112)	112	—
Pre-tax segment profit after eliminations	$15,784	$4,131	$19,915	$9,999	$3,680	$13,679
% of segment pre-tax profit after eliminations	79.3%	20.7%	100.0%	73.1%	26.9%	100.0%
Segment assets (dollars in millions)	$4,248.4	$52.0	$4,300.4	$3,247	$46	$3,293

* Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	March 31, 2018	December 31, 2017
Assets under management, administration, supervision and brokerage	$13,146.9	$12,968.7

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in the Corporation’s 2017 Annual Report.

In addition to the critical accounting policies described and referenced above, as it relates to derivative financial instruments, the Corporation recognizes all derivative instruments at fair value as either assets or liabilities in other assets or other liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. As of March 31, 2018, the Corporation’s derivative financial instruments are not designated as hedges and gains or losses are recognized in current earnings.

Recent Acquisitions and Expansions

On December 15, 2017, the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.6 million, comprised of 3,098,754 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase Corporation common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. The RBPI Merger initially added $567.3 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

In addition to the RBPI Merger, the Bank has continued to execute on its strategies of diversification and acquiring and/or establishing specialty offices in strategically targeted areas where management believes there to be a high demand for the Bank’s products and services. On May 24, 2017, the Bank completed its acquisition of Hirshorn Boothby, a full-service insurance agency established in 1931 and headquartered in the Chestnut Hill section of Philadelphia. Hirshorn Boothby was immediately merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc., expanding the footprint of this growing segment.

On May 12, 2017, the Corporation established a wealth management-focused office in Princeton, New Jersey which complements the already-established presence in central New Jersey that was acquired in the RBPI Merger.

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

On May 1, 2018, BMT Insurance Advisors, Inc. acquired Domenick & Associates, a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia. Domenick & Associates has a specialty niche with nonprofit and social service organizations which aligns well with our banking and wealth management solutions in these specialty service areas. This acquisition furthers our objective of pursuing strategic growth opportunities to enhance, broaden, and diversify our revenue streams.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2018, as compared to the same period in 2017, and the changes in its financial condition as of March 31, 2018 as compared to December 31, 2017. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

●

Net income attributable to Bryn Mawr Bank Corporation for the three months ended March 31, 2018 was $15.3 million, an increase of $6.3 million as compared to net income of $9.0 million for the same period in 2017. Diluted earnings per share was $0.75 for the three months ended March 31, 2018 as compared to $0.53 for the same period in 2017.

●

Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2018 were 11.78% and 1.46%, respectively, as compared to ROE and ROA of 9.60% and 1.13% respectively, for the same period in 2017.

●	Tax-equivalent net interest income increased $9.9 million, or 36.0%, to $37.5 million for the three months ended March 31, 2018, as compared to $27.6 million for the same period in 2017.

●

Provision for loan and lease losses (the “Provision”) of $1.0 million for the three months ended March 31, 2018 was an increase of $739 thousand from the $291 thousand Provision recorded for the same period in 2017.

●	Noninterest income of $19.5 million for the three months ended March 31, 2018 increased $6.3 million as compared to $13.2 million for the same period in 2017.

●

Fees for wealth management services and insurance revenue of $10.3 million and $1.7 million, respectively, for the three months ended March 31, 2018 were increases of $1.0 million and $930 thousand, respectively, from the same period in 2017.

●	Noninterest expense of $36.0 million for the three months ended March 31, 2018 increased $9.3 million, from $26.7 million for the same period in 2017.

Changes in Financial Condition

●	Total assets of $4.30 billion as of March 31, 2018 decreased $149.3 million from $4.45 billion as of December 31, 2017.

●	Shareholders’ equity of $533.1 million as of March 31, 2018 increased $5.0 million from $528.1 million as of December 31, 2017.

●	Total portfolio loans and leases as of March 31, 2018 were $3.31 billion, an increase of $19.9 million from $3.29 billion as of December 31, 2017.

●

Total non-performing loans and leases of $7.5 million represented 0.23% of portfolio loans and leases as of March 31, 2018 as compared to $7.3 million, or 0.29% of portfolio loans and leases as of December 31, 2017.

●	The $17.7 million Allowance, as of March 31, 2018, represented 0.53% of portfolio loans and leases, as compared to $17.5 million, or 0.53% of portfolio loans and leases as of December 31, 2017.

●	Total deposits of $3.32 billion as of March 31, 2018 decreased $58.3 million from $3.37 billion as of December 31, 2017.

●	Wealth assets under management, administration, supervision and brokerage as of March 31, 2018 were $13.15 billion, an increase of $178.2 million from $12.97 billion December 31, 2017.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2018 and 2017 are shown in the table below:

	Three Months Ended March 31,
	2018	2017
Return on average equity	11.78%	9.60%
Return on average assets	1.46%	1.13%
Tax-equivalent net interest margin	3.94%	3.74%
Basic earnings per share	$0.76	$0.53
Diluted earnings per share	$0.75	$0.53
Dividend per share	$0.22	$0.21
Dividend declared per share to net income per basic common share	28.9%	39.4%

The following table presents certain key period-end balances and ratios as of March 31, 2018 and December 31, 2017:

(dollars in millions, except per share amounts)	March 31, 2018	December 31, 2017
Book value per share	$26.35	$26.19
Tangible book value per share	$16.10	$15.98
Allowance as a percentage of portfolio loans and leases	0.53%	0.53%
Tier I capital to risk weighted assets	10.46%	10.36%
Tangible common equity ratio	9.19%	8.67%
Loan to deposit ratio	99.7%	97.4%
Wealth assets under management, administration, supervision and brokerage	$13,146.9	$12,968.7
Portfolio loans and leases	$3,305.8	$3,285.9
Total assets	$4,300.4	$4,449.7
Shareholders’ equity	$533.1	$528.1

The following sections discuss, in detail, the Corporation’s results of operations for the three months ended March 31, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of March 31, 2018 as compared to December 31, 2017.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three months ended March 31, 2018 and 2017, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Tax-equivalent net interest income increased $9.9 million, or 36.0%, to $37.5 million for the three months ended March 31, 2018, as compared to $27.6 million for the same period in 2017. The increase in tax-equivalent net interest income between the periods was largely related to the increase in tax-equivalent interest and fees on loans and leases, which increased $12.1 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $735.5 million increase in average loans to $3.29 billion as of March 31, 2018 from $2.56 billion as of March 31, 2017. The increase in average loans was largely related to the loans and leases acquired in the RBPI Merger which initially increased loans and leases by $567.3 million, as well as organic loan growth. In addition to the increase in tax-equivalent interest income on loans and leases, interest on available for sale investment securities increased by $958 thousand for the three months ended March 31, 2018 as compared to the same period in 2017. Average available for sale investment securities increased by $133.5 million for the first quarter of 2018 as compared to the first quarter of 2017.

Partially offsetting the effect on tax-equivalent interest income associated with the increase in average loans and leases and available for sale investment securities were increases of $1.6 million, $603 thousand, $288 thousand and $773 thousand of interest expense on interest-bearing deposits, short-term borrowings, junior subordinated debtentures and subordinated notes, respectively. The increases in interest expense were primarily related to increases in the average balances of interest-bearing deposits and junior subordinated debentures as a result of the RBPI Merger, and the December 13, 2017 issuance of $70 million, ten-year, 4.25% fixed-to-floating subordinated notes.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$38,044	$53	0.56%	$39,669	$66	0.67%
Investment securities - available for sale:
Taxable	498,718	2,675	2.18%	354,229	1,653	1.89%
Tax-exempt(4)	25,501	100	1.98%	31,485	164	2.11%
Total investment securities – available for sale	519,219	2,775	2.17%	385,714	1,817	1.91%
Investment securities – held to maturity	7,913	12	0.62%	3,708	7	0.77%
Investment securities – trading	8,339	21	1.02%	3,890	8	0.83%
Loans and leases(1)(2)(3)(4)	3,291,212	40,754	5.02%	2,555,677	28,622	4.54%
Total interest-earning assets	3,864,727	43,615	4.58%	2,988,652	30,520	4.14%
Cash and due from banks	10,698			14,942
Allowance for loan and lease losses	(17,628)			(17,580)
Other assets	388,383			258,046
Total assets	$4,246,180			$3,244,060
Liabilities:
Savings, NOW, and market rate accounts	$1,676,733	$1,479	0.36%	$1,388,561	$756	0.22%
Wholesale deposits	231,289	733	1.29%	143,461	317	0.90%
Retail time deposits	527,469	1,260	0.97%	320,172	755	0.96%
Total interest-bearing deposits	2,435,491	3,472	0.58%	1,852,194	1,828	0.40%
Short-term borrowings	172,534	630	1.48%	47,603	27	0.23%
Long-term FHLB advances	123,920	562	1.84%	182,507	698	1.55%
Subordinated notes	98,430	1,143	4.71%	29,537	370	5.08%
Junior subordinated debt	21,430	288	5.45%	—	—	—
Total interest-bearing liabilities	2,851,805	6,095	0.87%	2,111,841	2,923	0.56%
Non-interest-bearing deposits	835,476			711,794
Other liabilities	32,465			38,211
Total non-interest-bearing liabilities	867,941			750,005
Total liabilities	3,719,746			2,861,846
Shareholders’ equity	526,434			382,214
Total liabilities and shareholders’ equity	$4,246,180			$3,244,060
Net interest spread			3.71%			3.58%
Effect of non-interest-bearing sources			0.23%			0.16%
Net interest income/margin on earning assets(4)		$37,520	3.94%		$27,597	3.74%
Tax-equivalent adjustment(4)		$81	0.01%		$194	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)	Includes portfolio loans and leases and loans held for sale.
(3)	Interest on loans and leases includes deferred fees of $278 and $238 for the three months ended March 31, 2018 and 2017, respectively.
(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2018 as compared to the same period in 2017, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	Three Months Ended March 31,
(dollars in thousands)	2018 Compared to 2017
increase/(decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(3)	$(10)	$(13)
Investment securities - taxable	698	342	1,040
Investment securities -nontaxable	(57)	(7)	(64)
Loans and leases	8,236	3,896	12,132
Total interest income	8,874	4,221	13,095
Interest expense:
Savings, NOW and market rate accounts	154	569	723
Wholesale deposits	194	222	416
Retail time deposits	492	13	505
Borrowed funds – short-term	71	532	603
Borrowed funds – long-term	(612)	476	(136)
Subordinated notes	1,360	(587)	773
Junior subordinated debentures	288	—	288
Total interest expense	1,947	1,225	3,172
Interest differential	$6,927	$2,996	$9,923

* The tax rate used in the calculation of the tax-equivalent income is 21% for 2018 and 35% for 2017

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.94% for the three months ended March 31, 2018 was a 20 basis point increase from 3.74% for the same period in 2017. Adjusting for the impact of the accretion of purchase accounting fair value marks, the adjusted tax-equivalent net interest margin remained relatively unchanged at 3.62% and 3.63% for three months ended March 31, 2018 and 2017, respectively. The contribution to the tax-equivalent net interest margin from the accretion of purchase accounting adjustments was 32 basis points in 2018 as compared to 11 basis points in 2017.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non-Interest Bearing Sources	Net Interest Margin
1st Quarter 2018	4.58%	0.87%	3.71%	0.23%	3.94%
4th Quarter 2017	4.15%	0.74%	3.41%	0.21%	3.62%
3rd Quarter 2017	4.18%	0.67%	3.51%	0.20%	3.71%
2nd Quarter 2017	4.11%	0.61%	3.50%	0.18%	3.68%
1st Quarter 2017	4.14%	0.56%	3.58%	0.16%	3.74%

Interest Rate Sensitivity

Management actively manages the Corporation’s interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities. This is accomplished through the management of the investment portfolio, the pricings of loans and deposit offerings and through wholesale funding. Wholesale funding is available from multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, federal funds from correspondent banks, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Charity Deposits Corporation (“CDC”) (formerly known as Institutional Deposit Corporation (“IDC”)), Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

Management utilizes several tools to measure the effect of interest rate risk on net interest income. These methods include gap analysis, market value of portfolio equity analysis, and net interest income simulations under various scenarios. The results of these analyses are compared to limits established by the Corporation’s ALCO policies and make adjustments as appropriate if the results are outside the established limits.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing, might have on management’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. By definition, the simulation assumes static interest rates and does not incorporate forecasted changes in the yield curve. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2018			Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2017
	Amount	Percentage		Amount	Percentage
+300 basis points	$7,448	4.86%		$15,953	10.66%
+200 basis points	$5,001	3.26%		$10,644	7.11%
+100 basis points	$2,523	1.65%		$5,316	3.55%
-100 basis points	$(4,722)	(3.08	) %	$(6,913)	(4.62)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2018 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of March 31, 2018 than it was as of December 31, 2017. This decrease in sensitivity is related to an increase in non-maturity market priced deposit balances, a decrease in cash balances and an increase in short term borrowings. The magnitude of the change in net interest income resulting from a 100 basis point decrease in rates as compared to the magnitude of the increase in net income accompanying a 100 basis point increase in rates is the result of asset yields repricing more quickly in response to market changes compared to deposit rates in a down 100 basis point rate shift.

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

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of March 31, 2018:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$24.6	$—	$—	$—	$—	$24.6
Investment securities(1)	28.1	58.5	321.7	141.9	—	550.2
Loans and leases(2)	1,281.7	397.2	1,220.9	411.5	—	3,311.3
Allowance	—	—	—	—	(17.7)	(17.7)
Cash and due from banks	—	—	—	—	7.8	7.8
Other assets	—	—	—	—	424.1	424.1
Total assets	$1,334.4	$455.7	$1,542.6	$553.4	$414.2	$4,300.3
Liabilities and shareholders’ equity:
Demand, non-interest-bearing	$53.5	$160.4	$225.7	$423.5	$—	$863.1
Savings, NOW and market rate	114.8	344.5	818.7	416.4	—	1,694.4
Time deposits	102.6	309.1	110.6	3.1	—	525.4
Wholesale non-maturity deposits	63.4	—	—	—	—	63.4
Wholesale time deposits	138.3	30.8	—	—	—	169.1
Short-term borrowings	173.7	—	—	—	—	173.7
Long-term FHLB advances	20.0	32.5	55.3	—	—	107.8
Subordinated notes	—	—	98.4	—	—	98.4
Junior subordinated debentures	21.5	—	—	—	—	21.5
Other liabilities	—	—	—	—	50.4	50.4
Shareholders’ equity	19.0	57.1	304.6	152.4	—	533.1
Total liabilities and shareholders’ equity	$706.8	$934.4	$1,613.3	$995.4	$50.4	$4,300.3
Interest-earning assets	$1,334.4	$455.7	$1,542.6	$553.4	$—	$3,886.1
Interest-bearing liabilities	634.3	716.9	1,083.0	419.5	—	2,853.7
Difference between interest-earning assets and interest-bearing liabilities	$700.1	$(261.2)	$459.6	$133.9	$—	$1,032.4
Cumulative difference between interest earning assets and interest-bearing liabilities	$700.1	$438.9	$898.5	$1,032.4	$—	$1,032.4
Cumulative earning assets as a % of cumulative interest-bearing liabilities	210%	132%	137%	136%

(1) Investment securities include available for sale, held to maturity and trading.
(2) Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2017.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2018, the Corporation recorded a Provision of $1.0 million which was a $739 thousand increase from the same period in 2017. Net charge-offs for the first quarter of 2018 were $893 thousand as compared to $670 thousand for the same period in 2017. The loan and lease portfolio experienced improvements in certain historic charge-off rates during the lookback period and in certain credit quality and economic indicators used in the Allowance calculation. The increase in the Provision between the periods reflects the increase in net charge-offs, partially offset by the improvement of certain historic charge-off rates and credit quality indicators.

Asset Quality and Analysis of Credit Risk

As of March 31, 2018, total nonperforming loans and leases decreased by $1.0 million to $7.5 million, representing 0.23% of portfolio loans and leases, as compared to $8.6 million, or 0.26% of portfolio loans and leases as of December 31, 2017. The decrease in nonperforming loans and leases was comprised of pay-offs and pay-downs of $2.2 million, charge-offs of $317 thousand, and upgrades to performing status of $942 thousand of loans and leases classified as nonperforming as of December 31, 2017. These decreases were partially offset by the addition of $2.9 million of new nonperforming loans and leases as of March 31, 2018.

As of March 31, 2018, the Allowance of $17.7 million represented 0.53% of portfolio loans and leases, relatively unchanged from December 31, 2017. The Allowance on originated portfolio loans, as a percentage of originated portfolio loans, was 0.69% as of March 31, 2018 as compared to 0.70% as of December 31, 2017. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of March 31, 2018, the Corporation had $6.4 million of troubled debt restructurings (“TDRs”), of which $5.2 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $9.1 million of TDRs, of which $5.8 million were in compliance with the modified terms, and were excluded from non-performing loans and leases.

As of March 31, 2018, the Corporation had a recorded investment of $12.2 million of impaired loans and leases which included $6.4 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2017 totaled $13.9 million, which included $9.1 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	March 31, 2018	December 31, 2017
Nonperforming Assets:
Nonperforming loans and leases	$7,533	$8,579
Other real estate owned	300	304
Total nonperforming assets	$7,833	$8,883

Troubled Debt Restructurings:
TDRs included in non-performing loans	$1,125	$3,289
TDRs in compliance with modified terms	5,235	5,800
Total TDRs	$6,360	$9,089

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	234.5%	204.3%
Nonperforming loans and leases to total portfolio loans and leases	0.23%	0.26%
Allowance for loan and lease losses to total portfolio loans and leases	0.53%	0.53%
Nonperforming assets to total loans and leases and OREO	0.24%	0.27%
Nonperforming assets to total assets	0.18%	0.21%
Total portfolio loans and leases	$3,305,795	$3,285,858
Allowance for loan and lease losses	$17,662	$17,525

NONINTEREST INCOME

Three Months Ended March 31, 2018 Compared to the Same Period in 2017

Non-interest income of $19.5 million for the three months ended March 31, 2018 increased $6.3 million as compared to $13.2 million for the same period in 2017. Increases of $1.0 million, $930 thousand, $666 thousand, and $3.2 million in fees for wealth management services, insurance commissions, capital markets revenues and other operating income, respectively, were recorded. The increase in fees for wealth management services was related to the $1.42 billion increase in wealth assets under management, administration, supervision and brokerage between March 31, 2017 and March 31, 2018. The increase in insurance commissions was primarily related to the May 2017 acquisition of Hirshorn Boothby which expanded our insurance division into the city of Philadelphia. The increase in capital markets revenues was related to the formation of our Capital Markets group, which began operations in the second quarter of 2017. The $3.2 million increase in other operating income was primarily related to a $2.3 million recovery of a purchase accounting fair value mark resulting from the pay off, in full, of a purchased credit impaired loan acquired in the RBPI Merger.

The following table provides supplemental information regarding mortgage loan originations and sales:

	For the Three Months Ended or as of March 31,
(dollars in thousands)	2018	2017
Mortgage originations	$26,055	$48,550
Mortgage loans sold:
Servicing retained	$1,850	$27,705
Servicing released	15,956	4,966
Total mortgage loans sold	$17,806	$32,671
Percentage of originated mortgage loans sold	68.3%	67.3%
Servicing retained %	10.4%	84.8%
Servicing released %	89.6%	15.2%
Residential mortgage loans serviced for others	$634,970	$638,553
Mortgage servicing rights	$5,706	$5,686
Gain on sale of mortgage loans	$345	$578
Loan servicing and other fees	$686	$503
Amortization of MSRs	$221	$169
(Recovery) / Impairment of MSRs	$(50)	$3

The following table provides details of other operating income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Merchant interchange fees	$387	$341
Bank-owned life insurance (“BOLI”) income	278	201
Commissions and fees	255	131
Safe deposit box rentals	91	90
Other investment income	22	—
Rent income	43	48
Gain on trading investments	335	210
Recovery of purchase accounting fair value loan mark	2,294	18
Miscellaneous other income	633	128
Other operating income	$4,338	$1,167

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Market value	$5,693,146	$5,884,692	$5,759,375	$5,593,936	$5,483,237
Fixed fee	7,453,780	7,084,046	6,671,995	6,456,619	6,242,223
Total	$13,146,926	$12,968,738	$12,431,370	$12,050,555	$11,725,460

	Percentage of Wealth Assets as of:
Fee Basis	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Market value	43.3%	45.4%	46.3%	46.4%	46.8%
Fixed fee	56.7%	54.6%	53.7%	53.6%	53.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Market value	$7,880	$7,618	$7,522	$7,382	$7,230
Fixed fee	2,428	2,356	2,129	2,425	2,073
Total	$10,308	$9,974	$9,651	$9,807	$9,303

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Market value	76.4%	76.4%	77.9%	75.3%	77.7%
Fixed fee	23.6%	23.6%	22.1%	24.7%	22.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended March 31, 2018 Compared to the Same Period in 2017

Noninterest expense for the three months ended March 31, 2018 increased $9.4 million, to $36.0 million, from the same period in 2017. A majority of the increase was related to the additional expenses associated with the staff and facilities assumed in the RBPI Merger. In addition, the May 2017 acquisition of Hirshorn Boothby and the formation of our Capital Markets group in the second quarter of 2017 contributed to the increase in noninterest expense. Due diligence, merger-related and merger integration expenses increased $3.8 million between the quarters, primarily related to the RBPI Merger.

The following table provides details of other operating expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Contributions	$188	$121
Deferred compensation trust expense	81	125
Director fees	161	157
Dues and subscriptions	257	154
FDIC insurance	200	374
Insurance	227	207
Loan processing	270	523
Miscellaneous other expenses	563	105
MSR amortization and impairment / (recovery)	171	172
Other taxes	13	9
Outsourced services	66	99
Portfolio maintenance	123	99
Postage	163	148
Stationary and supplies	152	117
Telephone and data lines	405	400
Temporary help and recruiting	99	397
Travel and entertainment	178	175
Other operating expenses	$3,317	$3,382

INCOME TAXES

Although income before income taxes increased $6.2 million for the three months ended March 31, 2018 as compared for the same period in 2017, income tax expense remained relatively unchanged at $4.6 million for the three months ended March 31, 2018 and 2017 primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act (“Tax Reform”). Included in the income tax expense for the first quarter of 2018 was a $590 thousand discrete tax charge related to the re-measurement of deferred tax assets and a $361 thousand excess tax benefit related to the vesting of stock based awards and exercise of stock options. The excess tax benefit for the first quarter of 2017 was $145 thousand. The tax expense for the first quarter of 2018 reflects a decrease in the effective tax rate to 23.25% for the first quarter of 2018 from 33.88% for the first quarter of 2017.

In connection with the December 15, 2017 RBPI Merger, measurement period adjustments to the fair value of assets acquired gave rise to $1.2 million in additional deferred tax assets. These deferred tax assets were determined using the enacted tax rate in effect at the date of acquisition and subsequently re-measured at the new, lower corporate income tax rate due to Tax Reform.

BALANCE SHEET ANALYSIS

Total assets of $4.30 billion as of March 31, 2018 decreased $149.3 million from $4.45 billion as of December 31, 2017. The following sections detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2018 to December 31, 2017:

	March 31, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,541,457	46.6%	$1,523,377	46.4%	$18,080	1.2%
Home equity lines & loans	211,469	6.4%	218,275	6.6%	(6,806)	(3.1	) %
Residential mortgage	453,655	13.7%	458,886	14.0%	(5,231)	(1.1	) %
Construction	202,168	6.1%	212,454	6.5%	(10,286)	(4.8	) %
Commercial and industrial	727,231	22.0%	719,312	21.9%	7,919	1.1%
Consumer	48,423	1.5%	38,153	1.2%	10,270	26.9%
Leases	121,392	3.7%	115,401	3.5%	5,991	5.2%
Total portfolio loans and leases	3,305,795	100.0%	3,285,858	100.0%	19,937	0.6%
Loans held for sale	5,522		3,794		1,728	45.5%
Total loans and leases	$3,311,317		$3,289,652		$21,665	0.7%

Cash and Investment Securities

As of March 31, 2018, liquidity remained strong as the Corporation had $23.4 million of cash balances at the Federal Reserve and $1.2 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of March 31, 2018 totaled $534.1 million, as compared to $689.2 million as of December 31, 2017. The decrease was primarily related to the maturing, in January 2018, of $200.0 million of short-term U.S. Treasury securities.

Deposits

Deposits as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$529,478	16.0%	$481,336	14.3%	$48,142	10.0%
Money market	856,072	25.8%	862,639	25.6%	(6,567)	(0.8	) %
Savings	308,925	9.3%	338,572	10.0%	(29,647)	(8.8	) %
Retail time deposits	523,138	15.8%	532,202	15.8%	(9,064)	(1.7	) %
Wholesale non-maturity deposits	63,449	1.9%	62,276	1.8%	1,173	1.9%
Wholesale time deposits	171,359	5.2%	171,929	5.1%	(570)	(0.3	) %
Interest-bearing deposits	2,452,421	74.0%	2,448,954	72.6%	3,467	0.1%
Non-interest-bearing deposits	863,118	26.0%	924,844	27.4%	(61,726)	(6.7	) %
Total deposits	$3,315,539	100.0%	$3,373,798	100.0%	$(58,259)	(1.7	) %

Borrowings

Borrowings as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$173,704	43.3%	$237,865	47.9%	$(64,161)	(27.0	) %
Long-term FHLB advances	107,784	26.9%	139,140	28.0%	(31,356)	(22.5	) %
Subordinated notes	98,448	24.5%	98,416	19.8%	32	0.0%
Junior subordinated debentures	21,456	5.3%	21,416	4.3%	40	0.2%
Total borrowed funds	$401,392	100.0%	$496,837	100.0%	$(95,445)	(19.2	) %

Capital

Consolidated shareholder’s equity of the Corporation was $533.1 million, or 12.4% of total assets as of March 31, 2018, as compared to $528.1 million, or 11.9% of total assets as of December 31, 2017. The following table presents the Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2018 and December 31, 2017:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2018

Total capital to risk weighted assets:
Corporation	$468,142	13.93%	$336,154	10.00%
Bank	$397,077	11.82%	$335,856	10.00%
Tier I capital to risk weighted assets:
Corporation	$351,781	10.46%	$268,923	8.00%
Bank	$379,164	11.29%	$268,685	8.00%
Common equity Tier I risk weighted assets:
Corporation	$331,009	9.85%	$218,500	6.50%
Bank	$379,164	11.29%	$218,307	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$351,781	8.71%	$202,050	5.00%
Bank	$379,164	9.39%	$201,868	5.00%
Tangible common equity to tangible assets(1)
Corporation	$326,458	7.98%	—	—
Bank	$376,038	9.19%	—	—

December 31, 2017

Total capital to risk weighted assets:
Corporation	$463,637	13.92%	$333,068	10.00%
Bank	$387,067	11.65%	$332,388	10.00%
Tier I capital to risk weighted assets:
Corporation	$347,187	10.42%	$266,454	8.00%
Bank	$369,033	11.10%	$265,910	8.00%
Common equity Tier I risk weighted assets:
Corporation	$328,676	9.87%	$216,494	6.50%
Bank	$369,033	11.10%	$216,052	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$347,187	10.10%	$171,915	5.00%
Bank	$369,033	10.76%	$171,609	5.00%
Tangible common equity to tangible assets(1)
Corporation	$322,964	7.61%	—	—
Bank	$367,457	8.67%	—	—

(1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of March 31, 2018, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” Excluding the Bank’s and Corporation’s Tier I leverage ratio, all regulatory capital ratios increased from their December 31, 2017 levels primarily as a result of the increase in retained earnings. The Tier I leverage ratio, which is the ratio of Tier I capital to average quarterly assets, for both the Bank and Corporation decreased from December 31, 2017, as the average assets acquired in the December 15, 2017 RBPI Merger were present for a full quarter.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2018	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2017	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,404.7	84.0%	$1,020.0	74.4%	$384.7	37.7%
Federal Reserve Bank of Philadelphia	138.2	100.0%	121.3	100.0%	16.9	13.9%
Fed Funds Lines (seven banks)	79.0	100.0%	79.0	100.0%	—	—%
Total	$1,621.9	85.8%	$1,220.3	77.6%	$401.6	32.9%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $31.7 million in balances as of March 31, 2018 under this program.

The Corporation continually evaluates the cost and mix of its retail and wholesale funding sources relative to earning assets and expected future earning-asset growth. The Corporation believes that with its current branch network, along with the available borrowing capacity at FHLB and other sources, it has sufficient capacity available to fund expected earning-asset growth.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 22 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Wealth Management Segment recorded a pre-tax segment profit (“PTSP”) of $4.1 million for the three months ended March 31, 2018, as compared to PTSP of $3.7 million for the same period in 2017. The Wealth Management Segment provided 20.7% of the Corporation’s pre-tax profit for the three month period ended March 31, 2018, as compared to 26.9% for the same period in 2017. For the three month period ended March 31, 2018, both fees for wealth management services and insurance commissions increased from the same period in 2017.

The Banking Segment recorded a PTSP of $15.8 million for the three months ended March 31, 2018, as compared to PTSP of $10.0 million for the same period in 2017. The Banking Segment provided 79.3% of the Corporation’s pre-tax profit for the three month period ended March 31, 2018, as compared to 73.1% for the same period in 2017.

Off Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2018 were $766.4 million, as compared to $748.3 million at December 31, 2017.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2018 amounted to $15.5 million, as compared to $17.0 million at December 31, 2017.

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

Contractual Cash Obligations of the Corporation as of March 31, 2018:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,621.0	$2,621.0	$—	$—	$—
Wholesale and retail time deposit	694.5	581.4	87.0	25.1	0.9
Short-term borrowings	173.7	173.7	—	—	—
Long-term FHLB Advances	107.8	52.5	40.4	14.9	—
Subordinated Notes	100.0	—	—	—	100.0
Junior subordinated debentures	25.8	—	—	—	25.8
Operating leases	30.5	5.6	8.4	6.1	10.4
Purchase obligations	5.1	3.4	1.7	—	—
Total	$3,758.4	$3,437.6	$137.5	$46.1	$137.1

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “believe,” and similar expressions are intended to identify such forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•	local, regional, national and international economic conditions, their impact on us and our customers, and our ability to assess those impacts;

•	sources of liquidity and financial resources in the amounts, at the times, and on the terms required to support our future business;

•

changes in policy, laws or existing statutes, regulatory guidance, legislation or judicial decisions that affect our the financial services industry as a whole, the Corporation, or our subsidiaries individually or collectively;

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

•	effectiveness of our capital management strategies and activities;

•	changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the provisions for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	changes in relationships with employees, customers, and/or suppliers;

•	our success in continuing to generate new business in our existing markets, as well as identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	changes in consumer and business spending, borrowing and savings habits, and demand for financial services in the relevant market areas;

•	rapid technological developments and changes;

•

competitive pressure and practices of other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in our market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•

risks related to our mergers and acquisitions, including, but not limited to: reputational risks, client and customer retention risks; diversion of management time on integration-related issues; risk that integration may take longer than anticipated or cost more than expected; risk that the anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve or may fail to be achieved;

•	our ability to contain costs and expenses;

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries;

•	other material adverse changes in operations or earnings; and

•	our success in managing the risks involved in the foregoing.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2017 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Sensitivity,” “– Summary of Interest Rate Simulation,” “Customer Derivatives” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal Matters” discussion in Note 21 “Contingencies” in the Notes to Unaudited Consolidated Financial Statements in Part I Item I of this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2018 – January 31, 2018	—	$—	—	189,300
February 1, 2018 – February 28, 2018	16,635	$44.26	—	189,300
March 1, 2018 – March 31, 2018	712	$44.36	—	189,300
Total	17,347	$44.27	—	189,300

(1)	On March 30, 2018, 437 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)

Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 13,835 shares on February 9, 2018; and 275 shares on March 2, 2018.

(3)

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of March 31, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300.

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

Bryn Mawr Bank Corporation

Date: May 4, 2018	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)