Form 10-Q
period 2018-06-30
BRYN MAWR BANK CORP
filed 2018-08-03
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________
 Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended June 30, 2018

Commission File Number 1-35746
________________________________________________________________________________________

Bryn Mawr Bank Corporation
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Pennsylvania	23-2434506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 525-1700

Not Applicable
Former name, former address and fiscal year, if changed since last report.
 ________________________________________________________________________________________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 1, 2018
Common Stock, par value $1	20,245,481

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$7,318	$11,657
Interest bearing deposits with banks	39,924	48,367
Cash and cash equivalents	47,242	60,024
Investment securities available for sale, at fair value (amortized cost of $543,314 and $692,824 as of June 30, 2018 and December 31, 2017, respectively)	531,075	689,202
Investment securities held to maturity, at amortized cost (fair value of $7,547 and $7,851 as of June 30, 2018 and December 31, 2017, respectively)	7,838	7,932
Investment securities, trading	8,175	4,610
Loans held for sale	4,204	3,794
Portfolio loans and leases, originated	2,700,815	2,487,296
Portfolio loans and leases, acquired	688,686	798,562
Total portfolio loans and leases	3,389,501	3,285,858
Less: Allowance for originated loan and lease losses	(19,181)	(17,475)
Less: Allowance for acquired loan and lease losses	(217)	(50)
Total allowance for loans and lease losses	(19,398)	(17,525)
Net portfolio loans and leases	3,370,103	3,268,333
Premises and equipment, net	54,185	54,458
Accrued interest receivable	13,115	14,246
Mortgage servicing rights	5,511	5,861
Bank owned life insurance	57,243	56,667
Federal Home Loan Bank stock	16,678	20,083
Goodwill	183,162	179,889
Intangible assets	24,977	25,966
Other investments	16,774	12,470
Other assets	53,921	46,185
Total assets	$4,394,203	$4,449,720
Liabilities
Deposits:
Noninterest-bearing	$892,386	$924,844
Interest-bearing	2,466,529	2,448,954
Total deposits	3,358,915	3,373,798
Short-term borrowings	227,059	237,865
Long-term FHLB advances	87,808	139,140
Subordinated notes	98,491	98,416
Junior subordinated debentures	21,497	21,416
Accrued interest payable	5,230	3,527
Other liabilities	52,700	47,439
Total liabilities	3,851,700	3,921,601
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,453,417 and 24,360,049 shares as of June 30, 2018 and December 31, 2017, respectively and outstanding of 20,242,893 and 20,161,395 as of June 30, 2018 and December 31, 2017, respectively	24,453	24,360
Paid-in capital in excess of par value	372,227	371,486
Less: Common stock in treasury at cost - 4,210,524 and 4,198,654 shares as of June 30, 2018 and December 31, 2017, respectively	(68,943)	(68,179)
Accumulated other comprehensive loss, net of tax	(11,191)	(4,414)
Retained earnings	226,634	205,549
Total Bryn Mawr Bank Corporation shareholders' equity	543,180	528,802
Noncontrolling interest	(677)	(683)
Total shareholders' equity	542,503	528,119
Total liabilities and shareholders' equity	$4,394,203	$4,449,720
The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$41,689	$29,143	$82,378	$57,625
Interest on cash and cash equivalents	64	35	117	101
Interest on investment securities:
Taxable	2,922	1,906	5,628	3,529
Non-taxable	78	101	162	211
Dividends	1	52	3	97
Total interest income	44,754	31,237	88,288	61,563
Interest expense:
Interest on deposits	4,499	1,983	7,971	3,811
Interest on short-term borrowings	985	237	1,615	264
Interest on FHLB advances and other borrowings	490	682	1,052	1,380
Interest on subordinated notes	1,143	370	2,286	740
Interest on junior subordinated debentures	321	—	609	—
Total interest expense	7,438	3,272	13,533	6,195
Net interest income	37,316	27,965	74,755	55,368
Provision for loan and lease losses	3,137	(83)	4,167	208
Net interest income after provision for loan and lease losses	34,179	28,048	70,588	55,160
Noninterest income:
Fees for wealth management services	10,658	9,807	20,966	19,110
Insurance commissions	1,902	943	3,595	1,706
Capital markets revenue	2,105	953	2,771	953
Service charges on deposits	752	630	1,465	1,277
Loan servicing and other fees	475	519	1,161	1,022
Net gain on sale of loans	528	520	1,046	1,149
Net gain on sale of investment securities available for sale	—	—	7	1
Net gain (loss) on sale of other real estate owned ("OREO")	111	(12)	287	(12)
Dividends on FHLB and FRB stock	510	218	941	432
Other operating income	3,034	1,207	7,372	2,374
Total noninterest income	20,075	14,785	39,611	28,012
Noninterest expenses:
Salaries and wages	16,240	13,580	32,222	26,030
Employee benefits	2,877	2,404	6,585	4,893
Occupancy and bank premises	2,697	2,247	5,747	4,773
Furniture, fixtures, and equipment	2,069	1,869	3,967	3,843
Advertising	369	405	830	791
Amortization of intangible assets	889	687	1,768	1,380
Due diligence, merger-related and merger integration expenses	3,053	1,236	7,372	1,747
Professional fees	932	1,049	1,680	1,760
Pennsylvania bank shares tax	473	297	946	961
Information technology	1,252	821	2,447	1,695
Other operating expenses	4,985	3,900	8,302	7,282
Total noninterest expenses	35,836	28,495	71,866	55,155
Income before income taxes	18,418	14,338	38,333	28,017
Income tax expense	3,723	4,905	8,353	9,540
Net income	$14,695	$9,433	$29,980	$18,477
Net income attributable to noncontrolling interest	7	—	6	—
Net income attributable to Bryn Mawr Bank Corporation	$14,688	$9,433	$29,974	$18,477
Basic earnings per common share	$0.73	$0.56	$1.48	$1.09
Diluted earnings per common share	$0.72	$0.55	$1.47	$1.07
Dividends paid or accrued per share	$0.22	$0.21	$0.44	$0.42
Weighted-average basic shares outstanding	20,238,852	16,984,563	20,221,010	16,969,431
Dilutive shares	174,726	248,204	206,782	238,381
Adjusted weighted-average diluted shares	20,413,578	17,232,767	20,427,792	17,207,812

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Bryn Mawr Bank Corporation	$14,688	$9,433	$29,974	$18,477

Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(402), $221, $(1,721), and $430, respectively	(1,512)	411	(6,473)	799
Reclassification adjustment for net gain on sale realized in net income, net of tax expense of $0, $0, $1 and $0, respectively	—	—	(6)	(1)
Reclassification adjustment for net gain realized on transfer of investment securities available for sale to trading, net of tax expense of $0, $0, $88, and $0, respectively	—	—	(329)	—
Unrealized investment (losses) gains, net of tax (benefit) expense of $(402), $221, $(1,810), and $430, respectively	(1,512)	411	(6,808)	798
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(4), $9, $9, and $25, respectively	(15)	15	31	47

Total other comprehensive (loss) income	(1,527)	426	(6,777)	845

Total comprehensive income	$13,161	$9,859	$23,197	$19,322

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

(dollars in thousands)	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$29,974	$18,477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,167	208
Depreciation of fixed assets	3,033	2,792
Net amortization of investment premiums and discounts	1,509	1,352
Net gain on sale of investment securities available for sale	(7)	(1)
Net gain on sale of loans	(1,046)	(1,149)
Stock based compensation	1,235	915
Amortization and net impairment of mortgage servicing rights	366	387
Net accretion of fair value adjustments	(5,316)	(1,264)
Amortization of intangible assets	1,768	1,380
Impairment of OREO and other repossessed assets	—	200
Net (gain) loss on sale of OREO	(287)	12
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(576)	(401)
Other, net	(7,131)	(1,809)
Loans originated for resale	(44,108)	(57,248)
Proceeds from loans sold	44,663	58,940
Provision for deferred income taxes	640	614
Change in income taxes payable/receivable, net	6,277	(3,580)
Change in accrued interest receivable	1,131	(184)
Change in accrued interest payable	1,703	96
Net cash provided by operating activities	37,995	19,737

Investing activities:
Purchases of investment securities available for sale	(94,824)	(115,841)
Purchases of investment securities held to maturity	—	(2,335)
Proceeds from maturity and paydowns of investment securities available for sale	239,318	234,043
Proceeds from maturity and paydowns of investment securities held to maturity	77	42
Proceeds from sale of investment securities available for sale	7	130
Net change in FHLB stock	3,405	2,137
Proceeds from calls of investment securities	310	4,864
Net change in other investments	(4,304)	(55)
Purchase of domain name	—	(152)
Net portfolio loan and lease originations	(104,700)	(131,702)
Purchases of premises and equipment	(2,843)	(3,731)
Acquisitions, net of cash acquired	(380)	(4,792)
Capitalize costs to OREO	(15)	—
Proceeds from sale of OREO	420	68
Net cash provided by (used in) investing activities	36,471	(17,324)

Financing activities:
Change in deposits	(14,164)	102,125
Change in short-term borrowings	(10,806)	(73,856)
Dividends paid	(8,994)	(7,127)
Change in long-term FHLB advances and other borrowings	(51,372)	(25,000)
Payment of contingent consideration for business combinations	(631)	—
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(732)	(98)
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	99	(69)
Repurchase of warrants from U.S. Treasury	(1,755)	—
Proceeds from exercise of stock options	1,107	1,005
Net cash used in financing activities	(87,248)	(3,020)

Change in cash and cash equivalents	(12,782)	(607)
Cash and cash equivalents at beginning of period	60,024	50,765
Cash and cash equivalents at end of period	$47,242	$50,158

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,606	$12,481
Interest	$11,830	$6,099

Non-cash information:
Change in other comprehensive loss	$(6,777)	$845
Change in deferred tax due to change in comprehensive income	$(1,801)	$455
Transfer of loans to OREO and repossessed assets	$345	$309
Acquisition of noncash assets and liabilities:
Assets acquired	$1,466	$7,284
Liabilities assumed	$687	$2,492

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share and per share data)

	For the Six Months Ended June 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	29,974	—	29,974
Net income attributable to noncontrolling interest	—	—	—	—	—	—	6	6
Dividends paid or accrued, $0.44 per share	—	—	—	—	—	(8,987)	—	(8,987)
Other comprehensive loss, net of tax benefit of $1,801	—	—	—	—	(6,777)	—	—	(6,777)
Stock based compensation	—	—	1,235	—	—	—	—	1,235
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(732)	—	—	—	(732)
Net treasury stock activity for deferred compensation trusts	—	—	153	(54)	—	—	—	99
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	93,059	92	1,116	—	—	—	—	1,208
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113

Balance June 30, 2018	24,453,417	$24,453	$372,227	$(68,943)	$(11,191)	$226,634	$(677)	$542,503

(1) Restricted shares relating to the RBPI Merger (defined in Note 3 – Business Combinations below) recorded during the three months ended June 30, 2018.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The Unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiaries; the Corporation’s primary subsidiary is The Bryn Mawr Trust Company (the “Bank”). In connection with the RBPI Merger (defined in Note 3 – Business Combinations below), the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

Note 2 - Recent Accounting Pronouncements

The following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation since January 1, 2018, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2018.

Adopted Pronouncements:

FASB ASU 2014-9 (Topic 606), “Revenue from Contracts with Customers”

The Corporation adopted ASU 2014-9 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of OREO. Refer to Note 17 Revenue from Contracts with Customers for further discussion on the Corporation’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this ASU did not have an impact to our Consolidated Financial Statements.

FASB ASU 2017-1 (Topic 805), “Business Combinations”

The Corporation adopted ASU 2017-1, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2016-1 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities”

The Corporation adopted ASU 2016-1 which requires that equity investments be measured at fair value with changes in fair value recognized in net income. The Corporation’s equity investments with a readily determinable fair value are currently included within trading securities and are measured at fair value with changes in fair value recognized in net income. In connection with the adoption of this ASU, the Corporation elected the practicability exception to fair value measurement for investments in equity securities without a readily determinable fair value (other than our Federal Home Loan Bank (“FHLB”), Federal Reserve Bank ("FRB"), and Atlantic Central Bankers Bank stock, which are outside of the scope of this ASU). Under the practicability exception, the investments are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

FASB ASU 2017-7 – Compensation – Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

On January 1, 2018, the Corporation adopted ASU 2017-7 and all subsequent amendments to the ASU, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable (for example, as a cost of internally manufactured inventory or a self-constructed asset).

Upon adoption, the components of net periodic benefit cost other than the service cost component were reclassified retrospectively from “Employee benefits” to “Other operating expenses” in the Consolidated Statements of Income. Since both “Employee benefits” and “Other operating expenses” line items of these income statement line items are within “Noninterest expenses”, there was no impact to total “Noninterest expenses” or “Net income.” The components of net periodic benefit cost are currently disclosed in Note 17 – “Pension and Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements found in our 2017 Annual Report. Additionally, the Corporation does not currently capitalize any components of its net periodic benefit costs. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

Pronouncements Not Yet Effective:

FASB ASU 2018-07: Compensation - Stock Compensation (Topic 718), “Improvements to Nonemployee Share-Based Payment Accounting”

Issued in June 2018, the FASB issued ASU 2018-07: Compensation - Stock Compensation (Topic 718), “Improvements to Nonemployee Share-Based Payment Accounting.” The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Corporation has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting. As a result, Management does not expect the adoption of this ASU to have an impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2017-4 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-4 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-4 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

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

It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Corporation’s allowance for credit losses, which will depend upon the nature and characteristics of the Corporation 's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at the adoption date. The Corporation has engaged the services of a third-party consultant as well as invested in software designed to assist management in the development and implementation of the new CECL model. Management is currently in the process of validating historical data uploaded within the third-party software. The adoption of this ASU will also require the addition of an allowance for held-to-maturity debt securities. The Corporation currently does not intend to early adopt this new guidance.

FASB ASU 2016-2 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-2 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is in-process of refining and reviewing the key assumptions needed to finalize the calculation of the lease liability and a right-of-use asset for all existing leases of the Corporation. Management is aware that the adoption of this ASU will impact the Corporation’s balance sheet for the recording of assets and liabilities for operating leases. Any additional assets recorded as a result of implementation will have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance.

Note 3 - Business Combinations

Domenick & Associates (“Domenick”)

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, with three contingent cash payments, not to exceed $250 thousand each, to be payable on each of May 1, 2019, May 1, 2020, and May 1, 2021, subject to the attainment of certain targets during the related periods.

The following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and the resulting goodwill recorded:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$750
Contingent payment liability (present value)	706
Value of consideration	$1,456

Assets acquired:
Cash and due from banks	370
Intangible assets - customer relationships	779
Premises and equipment	1
Other assets	316
Total assets	1,466

Liabilities assumed:
Accounts payable	657
Other liabilities	30
Total liabilities	$687

Net assets acquired	$779

Goodwill resulting from acquisition of Domenick	$677

As of June 30, 2018, the estimates of the fair value of identifiable assets acquired and liabilities assumed in the Domenick acquisition were final.

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, as contemplated by the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) were completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the effective date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase Corporation common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the date of the RBPI Merger. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the date of the RBPI Merger, which include the effects of any measurement period adjustments in accordance with ASC 805-10, are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,101,316)	$136,768
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	$138,740

Assets acquired:
Cash and due from banks	17,092
Investment securities available for sale	121,587
Loans	567,308
Premises and equipment	8,264
Deferred income taxes	34,208
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	13,996
Total assets	$784,241

Liabilities assumed:
Deposits	593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	$720,859

Net assets acquired	$63,382

Goodwill resulting from acquisition of RBPI	$75,358

Provisional Estimates of Fair Value of Certain Assets Acquired in the RBPI Merger
As of June 30, 2018, the accounting for the estimates of fair value for certain loans acquired in the RBPI Merger is incomplete. The Corporation is in the process of obtaining new information that will allow management to better estimate fair values that existed as of December 15, 2017. When this information is obtained, management anticipates an adjustment to the provisional fair value assigned to certain acquired loans. These adjustments will result in corresponding adjustments to goodwill and net deferred tax asset. In accordance with ASC 805-10, the adjustments will be recorded in the period in which the new information about facts and circumstances that existed as of the acquisition date is obtained and reviewed.

During the six months ended June 30, 2018, the Corporation adjusted certain provisional fair value estimates related to the RBPI Merger. The following table details the changes in fair value of the net assets acquired and liabilities assumed as of December 15, 2017 from the amounts originally reported in the Corporation’s 2017 Annual Report for the year ended December 31, 2017:

(dollars in thousands)
Goodwill resulting from the acquisition of RBPI reported as of December 31, 2017	$72,762

Value of Consideration Adjustment:
Common shares issued (2,562)	113

Fair Value Adjustments:
Loans	3,065
Other assets	491
Deferred income taxes	(1,073)
Total Fair Value Adjustments	2,483

Goodwill from the acquisition of RBPI as of June 30, 2018	$75,358

Methods Used to Fair Value Assets and Liabilities

For information regarding the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed, refer to Note 2 in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Loans held for investment

During the first quarter of 2018, new information became available related to certain loans acquired from RBPI, which resulted in an adjustment to the fair value mark applied to acquired loans with evidence of credit quality deterioration. There were no adjustments to the fair value mark applied to the acquired loan portfolio during the second quarter of 2018. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans or over the recovery period of the underlying collateral on a level yield basis as an adjustment to yield. As a result of the adjustments, the Corporation recorded a $3.0 million increase in nonaccretable difference in the first quarter of 2018. The adjustment to the aggregate expected cash flows less the acquisition date fair value resulted in an increase in accretable yield of $207 thousand.

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

Pro Forma Income Statements (unaudited)

The following table presents the pro forma income statement of the combined institution (RBPI and the Corporation) for the three and six months ended June 30, 2017 as if the RBPI Merger had occurred on January 1, 2017. The pro forma income statement adjustments are limited to the effects of purchase accounting fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma income statement. Due to the immaterial contribution to net income of the Hirshorn acquisition, which occurred during the year shown in the table, the pro forma effects of the Hirshorn acquisition have been excluded.

(dollars in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total interest income	$42,337	$83,564
Total interest expense	4,971	9,533
Net interest income	37,366	74,031
Provision for loan and lease losses	(26)	562
Net interest income after provision for loan and lease losses	37,392	73,469
Total noninterest income	15,728	29,466
Total noninterest expenses*	34,040	66,335
Income before income taxes	19,080	36,600
Income tax expense	6,526	12,463
Net income	$12,554	$24,137
Per share data**:
Weighted-average basic shares outstanding	20,083,317	20,068,185
Dilutive shares	278,199	267,210
Adjusted weighted-average diluted shares	20,361,516	20,335,395
Basic earnings per common share	$0.63	$1.20
Diluted earnings per common share	$0.62	$1.19

* Total noninterest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro forma presentation.

** Assumes that the shares of RBPI common stock outstanding as of December 31, 2017 were outstanding for the full three and six month periods ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Advertising	$2	$19	$61	$19
Employee Benefits	68	5	271	5
Occupancy and bank premises	289	—	2,145	—
Furniture, fixtures, and equipment	186	6	365	6
Information technology	142	259	254	259
Professional fees	510	542	1,257	938
Salaries and wages	477	320	823	400
Other	1,378	85	2,195	120
Total due diligence, merger-related and merger integration expenses	$3,052	$1,236	$7,371	$1,747

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale as of June 30, 2018 and December 31, 2017 are as follows:

As of June 30, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	187,850	21	(4,615)	183,256
Obligations of state and political subdivisions	17,483	11	(69)	17,425
Mortgage-backed securities	298,704	416	(6,557)	292,563
Collateralized mortgage obligations	38,077	16	(1,459)	36,634
Other investment securities	1,100	—	(3)	1,097
Total	$543,314	$464	$(12,703)	$531,075

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,077	$11	$—	$200,088
Obligations of the U.S. government and agencies	153,028	75	(2,059)	151,044
Obligations of state and political subdivisions	21,352	11	(53)	21,310
Mortgage-backed securities	275,958	887	(1,855)	274,990
Collateralized mortgage obligations	37,596	14	(948)	36,662
Other investment securities	4,813	318	(23)	5,108
Total	$692,824	$1,316	$(4,938)	$689,202

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2018 and December 31, 2017 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$154,255	$(3,361)	$28,237	$(1,254)	$182,492	$(4,615)
Obligations of state and political subdivisions	5,907	(16)	1,563	(53)	7,470	(69)
Mortgage-backed securities	228,831	(5,183)	37,068	(1,374)	265,899	(6,557)
Collateralized mortgage obligations	6,800	(130)	23,815	(1,329)	30,615	(1,459)
Other investment securities	797	(3)	—	—	797	(3)
Total	$396,590	$(8,693)	$90,683	$(4,010)	$487,273	$(12,703)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$114,120	$(1,294)	$26,726	$(765)	$140,846	$(2,059)
Obligations of state and political subdivisions	11,144	(29)	2,709	(24)	13,853	(53)
Mortgage-backed securities	177,919	(1,293)	31,787	(562)	209,706	(1,855)
Collateralized mortgage obligations	5,166	(47)	26,686	(901)	31,852	(948)
Other investment securities	1,805	(23)	—	—	1,805	(23)
Total	$310,154	$(2,686)	$87,908	$(2,252)	$398,062	$(4,938)

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

As of June 30, 2018 and December 31, 2017, securities having a fair value of $127.2 million and $126.2 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$10,137	$10,132	$211,019	$211,019
Due after one year through five years	165,647	161,611	126,452	124,797
Due after five years through ten years	16,539	16,099	23,147	22,804
Due after ten years	14,210	14,036	15,439	15,421
Subtotal	206,533	201,878	376,057	374,041
Mortgage-related securities(1)	336,781	329,197	313,554	311,652
Mutual funds with no stated maturity	—	—	3,213	3,509
Total	$543,314	$531,075	$692,824	$689,202

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2018 and December 31, 2017 are as follows:

As of June 30, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,838	$—	$(291)	$7,547

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,932	$5	$(86)	$7,851

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2018 and December 31, 2017 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,900	$(167)	$2,647	$(124)	$7,547	$(291)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)

The amortized cost and fair value of held to maturity investment securities as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$7,838	$7,547	$7,932	$7,851

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2018 and December 31, 2017, the Corporation’s investment securities held in trading accounts totaled $8.2 million and $4.6 million, respectively, and consisted of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and, as of the first quarter of 2018, a rabbi trust account established to fund certain unqualified pension obligations. During the first quarter of 2018, $3.2 million of investment securities included within the rabbi trust account were reclassified from available for sale to trading. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details portfolio loans and leases as of the dates indicated:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$4,204	$—	$4,204	$3,794	$—	$3,794
Real Estate Loans:
Commercial mortgage	$1,237,885	$375,836	$1,613,721	$1,122,327	$401,050	$1,523,377
Home equity lines and loans	176,771	29,658	206,429	183,283	34,992	218,275
Residential mortgage	358,271	90,789	449,060	360,935	97,951	458,886
Construction	147,636	43,238	190,874	128,266	84,188	212,454
Total real estate loans	$1,920,563	$539,521	$2,460,084	$1,794,811	$618,181	$2,412,992
Commercial and industrial	632,917	112,389	745,306	589,304	130,008	719,312
Consumer	49,828	1,634	51,462	35,146	3,007	38,153
Leases	97,506	35,143	132,649	68,035	47,366	115,401
Total portfolio loans and leases	$2,700,814	$688,687	$3,389,501	$2,487,296	$798,562	$3,285,858
Total loans and leases	$2,705,018	$688,687	$3,393,705	$2,491,090	$798,562	$3,289,652
Loans with fixed rates	$1,127,713	$412,461	$1,540,174	$1,034,542	$538,510	$1,573,052
Loans with adjustable or floating rates	1,577,305	276,226	1,853,531	1,456,548	260,052	1,716,600
Total loans and leases	$2,705,018	$688,687	$3,393,705	$2,491,090	$798,562	$3,289,652
Net deferred loan origination fees included in the above loan table	$1,200	$—	$1,200	$887	$—	$887

B. Components of the net investment in leases are detailed as follows:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$108,718	$39,656	$148,374	$75,592	$55,219	$130,811
Unearned lease income	(15,735)	(5,534)	(21,269)	(10,338)	(9,523)	(19,861)
Initial direct costs and deferred fees	4,523	1,021	5,544	2,781	1,670	4,451
Total Leases	$97,506	$35,143	$132,649	$68,035	$47,366	$115,401

C. Non-Performing Loans and Leases(1)

	June 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$—	$1,011	$1,011	$90	$782	$872
Home equity lines and loans	1,833	490	2,323	1,221	260	1,481
Residential mortgage	1,615	1,032	2,647	1,505	2,912	4,417
Commercial and industrial	1,011	574	1,585	826	880	1,706
Leases	575	1,307	1,882	103	—	103
Total non-performing loans and leases	$5,034	$4,414	$9,448	$3,745	$4,834	$8,579

(1) Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $87 thousand and $167 thousand of purchased credit-impaired loans as of June 30, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance	$38,791	$46,543
Carrying amount(1)	$27,601	$30,849

(1) Includes $88 thousand and $173 thousand of purchased credit-impaired loans as of June 30, 2018 and December 31, 2017, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $87 thousand and $167 thousand of purchased credit-impaired loans as of June 30, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the six months ended June 30, 2018:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2017	$4,083
Accretion	(1,361)
Reclassifications from nonaccretable difference	110
Additions/adjustments	211
Disposals	—
Balance, June 30, 2018	$3,043

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of June 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$2,645	$150	$—	$2,795	$1,609,915	$1,612,710	$1,011	$1,613,721
Home equity lines and loans	—	—	—	—	204,106	204,106	2,323	206,429
Residential mortgage	891	127	—	1,018	445,395	446,413	2,647	449,060
Construction	2,854	1,083	—	3,937	186,937	190,874	—	190,874
Commercial and industrial	832	163	—	995	742,726	743,721	1,585	745,306
Consumer	19	—	—	19	51,443	51,462	—	51,462
Leases	786	829	—	1,615	129,152	130,767	1,882	132,649
Total portfolio loans and leases	$8,027	$2,352	$—	$10,379	$3,369,674	$3,380,053	$9,448	$3,389,501

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,366	$2,428	$—	$3,794	$1,518,711	$1,522,505	$872	$1,523,377
Home equity lines and loans	338	10	—	348	216,446	216,794	1,481	218,275
Residential mortgage	1,386	79	—	1,465	453,004	454,469	4,417	458,886
Construction	—	—	—	—	212,454	212,454	—	212,454
Commercial and industrial	658	286	—	944	716,662	717,606	1,706	719,312
Consumer	1,106	—	—	1,106	37,047	38,153	—	38,153
Leases	125	177	—	302	114,996	115,298	103	115,401
Total portfolio loans and leases	$4,979	$2,980	$—	$7,959	$3,269,320	$3,277,279	$8,579	$3,285,858

*Included as “current” are $6.5 million and $4.1 million of loans and leases as of June 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of June 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$2,107	$77	$—	$2,184	$1,235,701	$1,237,885	$—	$1,237,885
Home equity lines and loans	—	—	—	—	174,938	174,938	1,833	176,771
Residential mortgage	626	64	—	690	355,966	356,656	1,615	358,271
Construction	2,854	1,083	—	3,937	143,699	147,636	—	147,636
Commercial and industrial	766	—	—	766	631,140	631,906	1,011	632,917
Consumer	19	—	—	19	49,809	49,828	—	49,828
Leases	311	508	—	819	96,112	96,931	575	97,506
Total originated portfolio loans and leases	$6,683	$1,732	$—	$8,415	$2,687,365	$2,695,780	$5,034	$2,700,814

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,255	$81	$—	$1,336	$1,120,901	$1,122,237	$90	$1,122,327
Home equity lines and loans	26	—	—	26	182,036	182,062	1,221	183,283
Residential mortgage	721	—	—	721	358,709	359,430	1,505	360,935
Construction	—	—	—	—	128,266	128,266	—	128,266
Commercial and industrial	439	236	—	675	587,803	588,478	826	589,304
Consumer	21	—	—	21	35,125	35,146	—	35,146
Leases	125	177	—	302	67,630	67,932	103	68,035
Total originated portfolio loans and leases	$2,587	$494	$—	$3,081	$2,480,470	$2,483,551	$3,745	$2,487,296

*Included as “current” are $6.2 million and $4.0 million of loans and leases as of June 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of June 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$538	$73	$—	$611	$374,214	$374,825	$1,011	$375,836
Home equity lines and loans	—	—	—	—	29,168	29,168	490	29,658
Residential mortgage	265	63	—	328	89,429	89,757	1,032	90,789
Construction	—	—	—	—	43,238	43,238	—	43,238
Commercial and industrial	66	163	—	229	111,586	111,815	574	112,389
Consumer	—	—	—	—	1,634	1,634	—	1,634
Leases	475	321	—	796	33,040	33,836	1,307	35,143
Total acquired portfolio loans and leases	$1,344	$620	$—	$1,964	$682,309	$684,273	$4,414	$688,687

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$111	$2,347	$—	$2,458	$397,810	$400,268	$782	$401,050
Home equity lines and loans	312	10	—	322	34,410	34,732	260	34,992
Residential mortgage	665	79	—	744	94,295	95,039	2,912	97,951
Construction	—	—	—	—	84,188	84,188	—	84,188
Commercial and industrial	219	50	—	269	128,859	129,128	880	130,008
Consumer	1,085	—	—	1,085	1,922	3,007	—	3,007
Leases	—	—	—	—	47,366	47,366	—	47,366
Total acquired portfolio loans and leases	$2,392	$2,486	$—	$4,878	$788,850	$793,728	$4,834	$798,562

*Included as “current” are $297 thousand and $102 thousand of loans and leases as of June 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525
Charge-offs	(16)	(225)	—	—	(750)	(92)	(1,348)	—	(2,431)
Recoveries	6	1	1	2	1	3	123	—	137
Provision for loan and lease losses	493	71	6	219	1,383	132	1,863	—	4,167
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$—	$19,398

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2018	$7,174	$1,045	$1,898	$844	$5,361	$291	$1,049	$—	$17,662
Charge-offs	(16)	(200)	—	—	(467)	(43)	(751)	—	(1,477)
Recoveries	3	1	1	1	—	2	68	—	76
Provision for loan and lease losses	872	87	34	313	778	39	1,014	—	3,137
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$—	$19,398

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(606)	(70)	—	(259)	(59)	(513)	—	(1,507)
Recoveries	6	—	—	2	15	4	185	—	212
Provision for loan and lease losses	375	565	(71)	(1,124)	(85)	79	469	—	208
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, March 31, 2017	$6,410	$1,243	$1,798	$2,195	$4,747	$135	$579	$—	$17,107
Charge-offs	—	(169)	(43)	—	(200)	(18)	(307)	—	(737)
Recoveries	3	—	—	1	15	2	91	—	112
Provision for loan and lease losses	195	140	21	(1,085)	251	58	337	—	(83)
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$299	$—	$104	$4	$—	$—	$426
Collectively evaluated for impairment	8,033	914	1,634	1,158	5,568	285	1,380	—	18,972
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$—	$19,398

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$230	$—	$5	$4	$—	$—	$258
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	—	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,011	$2,995	$5,603	$—	$1,864	$27	$—	$11,500
Collectively evaluated for impairment	1,603,381	202,923	443,457	188,474	728,081	51,435	132,649	3,350,400
Purchased credit-impaired(1)	9,329	511	—	2,400	15,361	—	—	27,601
Total	$1,613,721	$206,429	$449,060	$190,874	$745,306	$51,462	$132,649	$3,389,501

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,128	$2,162	$7,726	$—	$1,897	$27	$—	$13,940
Collectively evaluated for impairment	1,503,825	215,604	451,160	204,088	712,865	38,126	115,401	3,241,069
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$1,523,377	$218,275	$458,886	$212,454	$719,312	$38,153	$115,401	$3,285,858

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$182	$—	$4	$4	$—	$209
Collectively evaluated for impairment	8,033	914	1,634	1,158	5,568	285	1,380	18,972
Total	$8,033	$933	$1,816	$1,158	$5,572	$289	$1,380	$19,181

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$180	$—	$5	$4	$—	$208
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	17,267
Total	$7,550	$1,086	$1,876	$937	$5,038	$246	$742	$17,475

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$2,505	$3,974	$—	$1,377	$27	$—	$7,883
Collectively evaluated for impairment	1,237,885	174,266	354,297	147,636	631,540	49,801	97,506	2,692,931
Total	$1,237,885	$176,771	$358,271	$147,636	$632,917	$49,828	$97,506	$2,700,814

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$1,902	$4,418	$—	$1,186	$27	$—	$8,878
Collectively evaluated for impairment	1,120,982	181,381	356,517	128,266	588,118	35,119	68,035	2,478,418
Total	$1,122,327	$183,283	$360,935	$128,266	$589,304	$35,146	$68,035	$2,487,296

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$117	$—	$100	$—	$—	$217
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$117	$—	$100	$—	$—	$217

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$50	$—	$—	$—	$—	$50
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$50	$—	$—	$—	$—	$50

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,011	$490	$1,629	$—	$487	$—	$—	$3,617
Collectively evaluated for impairment	365,496	28,657	89,160	40,838	96,541	1,634	35,143	657,469
Purchased credit-impaired(1)	9,329	511	—	2,400	15,361	—	—	27,601
Total	$375,836	$29,658	$90,789	$43,238	$112,389	$1,634	$35,143	$688,687

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$783	$260	$3,308	$—	$711	$—	$—	$5,062
Collectively evaluated for impairment	382,843	34,223	94,643	75,822	124,747	3,007	47,366	762,651
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$401,050	$34,992	$97,951	$84,188	$130,008	$3,007	$47,366	$798,562

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Pass	$1,585,083	$1,490,862	$180,805	$193,227	$726,009	$711,145	$2,491,897	$2,395,234
Special Mention	2,357	13,448	2,208	3,902	230	889	4,795	18,239
Substandard	25,717	18,194	7,861	15,325	18,797	6,013	52,375	39,532
Doubtful	564	873	—	—	270	1,265	834	2,138
Total	$1,613,721	$1,523,377	$190,874	$212,454	$745,306	$719,312	$2,549,901	$2,455,143

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$446,413	$454,469	$204,106	$216,794	$51,462	$38,153	$130,767	$115,298	$832,748	$824,714
Non-performing	2,647	4,417	2,323	1,481	—	—	1,882	103	6,852	6,001
Total	$449,060	$458,886	$206,429	$218,275	$51,462	$38,153	$132,649	$115,401	$839,600	$830,715

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Pass	$1,228,319	$1,114,171	$140,896	$126,260	$630,227	$586,896	$1,999,442	$1,827,327
Special Mention	990	—	1,279	—	—	664	2,269	664
Substandard	8,576	8,156	5,461	2,006	2,420	1,389	16,457	11,551
Doubtful	—	—	—	—	270	355	270	355
Total	$1,237,885	$1,122,327	$147,636	$128,266	$632,917	$589,304	$2,018,438	$1,839,897

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$356,656	$359,430	$174,938	$182,062	$49,828	$35,146	$96,931	$67,932	$678,353	$644,570
Non-performing	1,615	1,505	1,833	1,221	—	—	575	103	4,023	2,829
Total	$358,271	$360,935	$176,771	$183,283	$49,828	$35,146	$97,506	$68,035	$682,376	$647,399

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of June 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Pass	$356,764	$376,691	$39,909	$66,967	$95,782	$124,249	$492,455	$567,907
Special Mention	1,367	13,448	929	3,902	230	225	2,526	17,575
Substandard	17,141	10,038	2,400	13,319	16,377	4,624	35,918	27,981
Doubtful	564	873	—	—	—	910	564	1,783
Total	$375,836	$401,050	$43,238	$84,188	$112,389	$130,008	$531,463	$615,246

 Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$89,757	$95,039	$29,168	$34,732	$1,634	$3,007	$33,836	$47,366	$154,395	$180,144
Non-performing	1,032	2,912	490	260	—	—	1,307	—	2,829	3,172
Total	$90,789	$97,951	$29,658	$34,992	$1,634	$3,007	$35,143	$47,366	$157,224	$183,316

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	June 30, 2018	December 31, 2017
TDRs included in nonperforming loans and leases	$1,044	$3,289
TDRs in compliance with modified terms	4,117	5,800
Total TDRs	$5,161	$9,089

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended June 30, 2018:

	For the Three Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgages	2	219	219
Leases	2	33	33
Total	5	$260	$260

The following table presents information regarding the types of loan and lease modifications made for the three months ended June 30, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	1	—	—	—
Residential mortgages	1	1	—	—	—
Leases	—	—	—	2	—
Total	1	2	—	2	—

The following table presents information regarding loan and lease modifications categorized as TDRs for the six months ended June 30, 2018:

	For the Six Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgages	2	219	219
Commercial and industrial	1	18	18
Leases	2	33	33
Total	6	$278	$278

The following table presents information regarding the types of loan and lease modifications made for the six months ended June 30, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	1	—	—	—
Residential mortgages	1	1	—	—	—
Commercial and industrial	—	1	—	—	—
Leases	—	—	—	2	—
Total	1	3	—	2	—

During the six months ended June 30, 2018, one home equity line of credit with a principal balance of $25 thousand and one lease with a principal balance of $50 thousand, which had been previously modified to troubled debt restructurings defaulted and were charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the three and six months ended June 30, 2018 and 2017 (purchased credit-impaired loans are not included in the tables):

As of and for the Three Months Ended June 30, 2018	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$570	$570	$19	$572	$6	$—
Residential mortgage	2,379	2,379	299	2,383	22	—
Commercial and industrial	267	362	104	314	—	—
Consumer	27	27	4	27	—	—
Total	$3,243	$3,338	$426	$3,296	$28	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,011	$1,010	$—	$1,022	$—	$—
Home equity lines and loans	2,425	2,487	—	2,450	2	—
Residential mortgage	3,223	3,265	—	3,236	19	—
Commercial and industrial	1,598	2,300	—	1,620	5	—
Total	$8,257	$9,062	$—	$8,328	$26	$—
Grand total	$11,500	$12,400	$426	$11,624	$54	$—

*The table above does not include the recorded investment of $2.0 million of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Six Months Ended June 30, 2018	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$570	$570	$19	$574	$11	$—
Residential mortgage	2,379	2,379	299	2,387	45	—
Commercial and industrial	267	362	104	391	—	—
Consumer	27	27	4	27	1	—
Total	$3,243	$3,338	$426	$3,379	$57	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,011	$1,010	$—	$771	$6	$—
Home equity lines and loans	2,425	2,487	—	2,473	8	—
Residential mortgage	3,223	3,265	—	3,105	41	—
Commercial and industrial	1,598	2,300	—	1,569	12	—
Total	$8,257	$9,062	$—	$7,918	$67	$—
Grand total	$11,500	$12,400	$426	$11,297	$124	$—

*The table above does not include the recorded investment of $2.0 million of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Three Months Ended June 30, 2017	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$21	$21	$3	$21	$—	$—
Residential mortgage	1,578	1,578	112	1,581	20	—
Consumer	38	38	14	38	—	—
Total	1,637	1,637	129	1,640	20	—

Impaired loans without related allowance*:
Commercial mortgage	$2,071	$2,106	$—	$2,113	$15	$—
Home equity lines and loans	1,514	2,054	—	1,536	1	—
Residential mortgage	5,371	5,712	—	5,496	36	—
Commercial and industrial	2,140	2,796	—	2,338	3	—
Total	$11,096	$12,668	$—	$11,483	$55	$—
Grand total	$12,733	$14,305	$129	$13,123	$75	$—

*The table above does not include the recorded investment of $380 thousand of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Six Months Ended June 30, 2017	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$21	$21	$3	$21	$1	$—
Residential mortgage	1,578	1,578	112	1,585	41	—
Consumer	38	38	14	39	1	—
Total	$1,637	$1,637	$129	$1,645	$43	$—

Impaired loans without related allowance*:
Commercial mortgage	$2,071	$2,106	$—	$2,117	$39	$—
Home equity lines and loans	1,514	2,054	—	1,579	3	—
Residential mortgage	5,371	5,712	—	5,521	76	—
Commercial and industrial	2,140	2,796	—	2,367	6	—
Total	$11,096	$12,668	$—	$11,584	$124	$—
Grand total	$12,733	$14,305	$129	$13,229	$167	$—

*The table above does not include the recorded investment of $380 thousand of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment (2)	Principal Balance	Related Allowance
As of December 31, 2017
Impaired loans with related allowance:
Home equity lines and loans	$577	$577	$19
Residential mortgage	2,436	2,435	230
Commercial and industrial	18	19	5
Consumer	27	27	4
Total	3,058	3,058	258
Impaired loans without related allowance(1):
Home equity lines and loans	$1,585	$1,645	$—
Residential mortgage	5,290	5,529	—
Commercial and industrial	1,879	3,613	—
Commercial mortgage	2,128	2,218	—
Total	$10,882	$13,005	$—
Grand total	$13,940	$16,063	$258

(1)	The table above does not include the recorded investment of $272 thousand of impaired leases without a related Allowance.

(2)	Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of June 30, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$385,801	$(9,965)	$375,836
Home equity lines and loans	32,271	(2,613)	29,658
Residential mortgage	93,916	(3,127)	90,789
Construction	43,676	(438)	43,238
Commercial and industrial	121,265	(8,876)	112,389
Consumer	1,669	(35)	1,634
Leases	36,792	(1,649)	35,143
Total	$715,390	$(26,703)	$688,687

	As of December 31, 2017
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$412,263	$(11,213)	$401,050
Home equity lines and loans	37,944	(2,952)	34,992
Residential mortgage	101,523	(3,572)	97,951
Construction	86,081	(1,893)	84,188
Commercial and industrial	141,960	(11,952)	130,008
Consumer	3,051	(44)	3,007
Leases	50,530	(3,164)	47,366
Total	$833,352	$(34,790)	$798,562

Note 6 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,706	$5,686
Additions	—	213
Amortization	(196)	(173)
Recovery / (Impairment)	1	(43)
Balance, end of period	$5,511	$5,683
Fair value	$6,695	$6,057

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,861	$5,582
Additions	16	489
Amortization	(417)	(342)
Recovery / (Impairment)	51	(46)
Balance, end of period	$5,511	$5,683
Fair value	$6,695	$6,057
Residential mortgage loans serviced for others	$614,259	$631,888

As of June 30, 2018, and December 31, 2017, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% percent adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Fair value amount of MSRs	$6,695	$6,397
Weighted average life (in years)	6.6	6.1
Prepayment speeds (constant prepayment rate)*	9.0%	10.3%
Impact on fair value:
10% adverse change	$(112)	$(194)
20% adverse change	$(242)	$(394)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(247)	$(225)
20% adverse change	$(477)	$(434)

  * Represents the weighted average prepayment rate for the life of the MSR asset.

At June 30, 2018 and December 31, 2017 the fair value of the MSRs was $6.7 million and $6.4 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 - Goodwill and Other Intangibles

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the three months ended June 30, 2018:

(dollars in thousands)	Balance December 31, 2017	Additions	Adjustments	Amortization	Balance June 30, 2018	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	153,545	—	2,596	—	156,141	Indefinite
Goodwill – Insurance	5,932	677	—	—	6,609	Indefinite
Total Goodwill	$179,889	$677	$2,596	$—	$183,162
Core deposit intangible	$7,380	$—	$—	$(742)	$6,638	10 years
Customer relationships	14,173	779	—	(833)	14,119	10 to 20 years
Non-compete agreements	1,319	—	—	(121)	1,198	5 to 10 years
Trade name	2,322	—	—	(32)	2,290	3 years to Indefinite
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	621	—	—	(40)	581	1 to 16 years
Total Intangible Assets	$25,966	$779	$—	$(1,768)	$24,977
Total Goodwill and Intangible Assets	$205,855	$1,456	$2,596	$(1,768)	$208,139

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2017 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eight months ended June 30, 2018, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 - Deposits

The following table details the components of deposits:

	June 30, 2018	December 31, 2017
(dollars in thousands)
Interest-bearing demand	$617,258	$481,336
Money market	814,530	862,639
Savings	291,858	338,572
Retail time deposits	536,287	532,202
Wholesale non-maturity deposits	36,826	62,276
Wholesale time deposits	169,770	171,929
Total interest-bearing deposits	2,466,529	2,448,954
Noninterest-bearing deposits	892,386	924,844
Total deposits	$3,358,915	$3,373,798

Note 9 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Repurchase agreements* – commercial customers	$17,159	$25,865
Short-term FHLB advances	209,900	212,000
Total short-term borrowings	$227,059	$237,865
* Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at period-end	$227,059	$130,295	$227,059	$130,295
Maximum amount outstanding at any month end	$279,525	$130,295	$279,525	$130,295
Average balance outstanding during the period	$218,566	$98,869	$198,079	$73,378

Weighted-average interest rate:
As of the period-end	1.89%	1.11%	1.89%	1.11%
Paid during the period	1.92%	0.96%	1.72%	0.72%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of June 30, 2018 and December 31, 2017, the Corporation had $87.8 million and $139.1 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	June 30, 2018	December 31, 2017
Within one year	$39,867	$83,766
Over one year through five years	47,941	55,374
Total	$87,808	$139,140

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	June 30, 2018	December 31, 2017
Bullet maturity – fixed rate	7/30/2018	8/24/2021	1.70%	1.31%	2.13%	$77,808	$118,131
Convertible-fixed(2)	8/20/2018	8/20/2018	2.58%	2.58%	2.58%	10,000	21,009
Total						$87,808	$139,140

(1)Maturity range, weighted average rate and coupon rate range refers to June 30, 2018 balances.
(2) FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of June 30, 2018, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2018. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $16.7 million at June 30, 2018, and $20.1 million at December 31, 2017. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.49 billion as of June 30, 2018 of which the unused capacity was $1.19 billion. In addition, there were $79.0 million in the overnight federal funds line available and $145.5 million of Federal Reserve Discount Window capacity.

Note 10 – Subordinated Notes

On December 13, 2017, the Corporation completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering. On August 6, 2015, the Corporation completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of both offerings increased Tier II regulatory capital at the Corporation level.

The following tables detail the subordinated notes, including debt issuance costs, as of June 30, 2018, and December 31, 2017:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,877	4.25%	$68,829	4.25%
Subordinated notes – due 2025	29,614	4.75%	29,587	4.75%
Total subordinated notes	$98,491		$98,416

(1)The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2)The 2025 Notes bear interest at an annual fixed rate of 4.75% from the date of issuance until August 14, 2020, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although the Corporation owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.49% as of June 30, 2018. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by the Corporation any time after December 15, 2009. The Corporation records its investments in the Trusts’ common securities of $387 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.

Note 12 – Derivative Instruments and Hedging Activities

Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Management manages these risks as part of its asset and liability management process and through credit policies and procedures. Management seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements and utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative transactions entered into by the Corporation are an economic hedge of a derivative offerings to Bank customers. The Corporation does not use derivative financial instruments for trading purposes.

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2018, there were no fair value adjustments related to credit quality.

Risk Participation Agreements. The Corporation may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold”. In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased”.

The following tables detail the derivative instruments as of June 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of June 30, 2018:
Customer derivatives – interest rate swaps	$274,541	$6,318	$274,541	$6,269
RPAs sold	—	—	553	1
RPAs purchased	35,636	65	—	—
Total derivatives	$310,177	$6,383	$275,094	$6,270
As of December 31, 2017:
Customer derivatives – interest rate swaps	$124,627	$1,895	$124,627	$1,895
RPAs sold	—	—	899	3
RPAs purchased	14,710	21	—	—
Total derivatives	$139,337	$1,916	$125,526	$1,898

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at June 30, 2018 and December 31, 2017 was $1.8 million and $1.3 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $3.4 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or six months ended June 30, 2018 or 2017.

Note 14 - Shareholders’ Equity

Dividend

On July 19, 2018, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.25 per share payable September 1, 2018 to shareholders of record as of August 1, 2018. During the second quarter of 2018, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.22 per share. This dividend totaled $4.5 million, based on outstanding shares and restricted stock units as of May 1, 2018 of 20,446,221 shares.

S-3 Shelf Registration Statement and Offerings Thereunder

In May 2018, the Corporation filed a shelf registration statement on Form S-3, SEC File No. 333-224849 (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Corporation to raise additional capital from time to time through offers and sales of registered securities consisting of common stock, debt securities, warrants, purchase contracts, rights and units or units consisting of any combination of the foregoing securities. The Corporation may sell these securities using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, from time to time, in one or more offerings.

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

For the three and six months ended June 30, 2018, the Corporation did not issue any shares under the Plan. No RFWs were approved during the three and six months ended June 30, 2018. No other sales of equity securities were executed under the Shelf Registration Statement during the three and six months ended June 30, 2018.

Option Exercises and Restricted Stock Awards

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and six months ended June 30, 2018, 4,750 shares and 48,675 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $115 thousand and $1.1 million, respectively. The increase in shareholders’ equity related to the vesting of restricted stock units and performance stock units, which is recognized over the vesting period through stock based compensation expense, was $615 thousand and $1.2 million for the three and six months ended June 30, 2018, respectively.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended June 30, 2018, no shares were repurchased under the 2015 Program. As of June 30, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 189,300. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive (Loss) Income

The following table details the components of accumulated other comprehensive (loss) income for the three and six month periods ended June 30, 2018 and 2017:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, March 31, 2018	$(8,157)	$(1,507)	$(9,664)
Other comprehensive (loss)	(1,512)	(15)	(1,527)
Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)

Balance, March 31, 2017	$(844)	$(1,146)	$(1,990)
Other comprehensive income	411	15	426
Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(6,808)	31	(6,777)
Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)

Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Other comprehensive income	798	47	845
Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six month periods ended June 30, 2018 and 2017:

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	Three Months Ended June 30,		Affected Income Statement Category
	2018	2017
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$25	$24	Other operating expenses
Income tax effect	5	8	Income tax expense
Net of income tax	$20	$16	Net income

Description of Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss
Comprehensive Loss Component	Six Months Ended June 30,		Affected Income Statement Category
	2018	2017
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$7	$1	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	417	—	Other operating income
Total	$424	$1
Income tax effect	89	—	Income tax expense
Net of income tax	$335	$1	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$50	$47	Other operating expenses
Income tax effect	10	16	Income tax expense
Net of income tax	$40	$31	Net income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except share and per share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$14,688	$9,433	$29,974	$18,477
Denominator for basic earnings per share – weighted average shares outstanding	20,238,852	16,984,563	20,221,010	16,969,431
Effect of dilutive common shares	174,726	248,204	206,782	238,381
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,413,578	17,232,767	20,427,792	17,207,812
Basic earnings per share	$0.73	$0.56	$1.48	$1.09
Diluted earnings per share	$0.72	$0.55	$1.47	$1.07
Antidilutive shares excluded from computation of average dilutive earnings per share	1,422	—	2,495	—

Note 17 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and six months ended June 30, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$10,658	$10,658	$—	$9,807	$9,807
Insurance commissions(1)	—	1,902	1,902	—	943	943
Capital markets revenue(1)	2,105	—	2,105	953	—	953
Service charges on deposit accounts	752	—	752	630	—	630
Loan servicing and other fees(1)	475	—	475	519	—	519
Net gain on sale of loans(1)	528	—	528	520	—	520
Net gain on sale of investment securities available for sale(1)	—	—	—	—	—	—
Net gain on sale of other real estate owned	111	—	111	(12)	—	(12)
Dividends on FHLB and FRB stock(1)	510	—	510	218	—	218
Other operating income(2)	2,976	58	3,034	1,158	49	1,207
Total noninterest income	$7,457	$12,618	$20,075	$3,986	$10,799	$14,785

(1) Not within the scope of ASC 606.

(2) Other operating income includes merchant interchange fees, safe deposit box rentals, and rent income totaling $610 thousand and $501 thousand for the three months ended June 30, 2018 and 2017, respectively, which are within the scope of ASC 606.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$20,966	$20,966	$—	$19,110	$19,110
Insurance commissions(1)	—	3,595	3,595	—	1,706	1,706
Capital markets revenue(1)	2,771	—	2,771	953	—	953
Service charges on deposit accounts	1,465	—	1,465	1,277	—	1,277
Loan servicing and other fees(1)	1,161	—	1,161	1,022	—	1,022
Net gain on sale of loans(1)	1,046	—	1,046	1,149	—	1,149
Net gain on sale of investment securities available for sale(1)	7	—	7	1	—	1
Net gain on sale of other real estate owned	287	—	287	(12)	—	(12)
Dividends on FHLB and FRB stock(1)	941	—	941	432	—	432
Other operating income(2)	7,270	102	7,372	2,277	97	2,374
Total noninterest income	$14,948	$24,663	$39,611	$7,099	$20,913	$28,012

(1) Not within the scope of ASC 606.

(2) Other operating income includes merchant interchange fees, safe deposit box rentals, and rent income totaling $1.1 million and $980 thousand for the six months ended June 30, 2018 and 2017, respectively, which are within the scope of ASC 606.

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

PSUs have restrictions based on performance criteria and the passage of time. The performance criteria may be a market-based criteria measured by the Corporation’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSUs based on the Corporation’s TSR relative to the performance of a designated peer group or the NASDAQ Community Bank Index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity relative to that designated peer group. The grant date fair value of these PSUs is based on the closing price of the Corporation’s stock on the date of the grant. PSU grants may have a vesting percent ranging from 0% to 150%.

B. Other Stock Option Information

The following table provides information about options outstanding for the three months ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2018	71,321	$19.59	$4.75
Forfeited	—	—	—
Expired	—	—	—
Exercised	(4,750)	$24.26	$5.27
Options outstanding, June 30, 2018	66,571	$19.26	$4.71

The following table provides information about options outstanding for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2017	115,246	$20.73	$4.86
Forfeited	—	—	—
Expired	—	—	—
Exercised	(48,675)	$22.74	$5.05
Options outstanding, June 30, 2018	66,571	$19.26	$4.71

As of June 30, 2018 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Proceeds from exercise of stock options	$115	$355	$1,107	$1,005
Related tax benefit recognized	21	86	231	227
Net proceeds of options exercised	$136	$441	$1,338	$1,232

Intrinsic value of options exercised	$99	$326	$1,098	$874

The following table provides information about options outstanding and exercisable at June 30, 2018:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	66,571	66,571
Weighted average exercise price	$19.26	$19.26
Aggregate intrinsic value	$1,800	$1,800
Weighted average remaining contractual term in years	1.0	1.0

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

For the three and six months ended June 30, 2018, the Corporation recognized $267 thousand and $555 thousand, respectively, of expense related to the Corporation’s RSUs. As of June 30, 2018, there was $1.5 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the RSUs for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	77,107	$36.13	75,707	$35.80
Granted	—	$—	2,400	$43.95
Vested	(7,347)	$29.17	(8,347)	$29.28
Forfeited	(1,165)	$35.36	(1,165)	$35.36
Ending balance	68,595	$36.89	68,595	$36.89

PSUs

For the three and six months ended June 30, 2018, the Corporation recognized $348 thousand and $680 thousand, respectively, of expense related to the PSUs. As of June 30, 2018, there was $1.8 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.2 years.

The following table details the PSUs for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	168,453	$24.76	168,453	$24.76
Granted	—	$—	—	$—
Vested	(33,784)	$16.91	(33,784)	$16.91
Forfeited	(4,409)	$26.57	(4,409)	$26.57
Ending balance	130,260	$26.73	130,260	$26.73

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

The three levels of the fair value hierarchy under FASB ASC Topic 820 are:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

As of June 30, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$0.1	$0.1	$—	$—
Obligations of U.S. government & agencies	183.3	—	183.3	—
Obligations of state & political subdivisions	17.4	—	17.4	—
Mortgage-backed securities	292.6	—	292.6	—
Collateralized mortgage obligations	36.6	—	36.6	—
Other debt securities	1.1	—	1.1	—
Total investment securities available for sale	$531.1	$0.1	$531.0	$—

Investment securities trading:
Mutual funds	$8.2	$8.2	$—	$—

Derivatives:
Interest rate swaps	$6.3	$—	$6.3	$—
Total recurring fair value measurements	$545.6	$8.3	$537.3	$—

As of December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200.1	$200.1	$—	$—
Obligations of U.S. government & agencies	151.0	—	151.0	—
Obligations of state & political subdivisions	21.3	—	21.3	—
Mortgage-backed securities	275.0	—	275.0	—
Collateralized mortgage obligations	36.7	—	36.7	—
Mutual funds	3.5	3.5	—	—
Other debt securities	1.6	—	1.6	—
Total investment securities available for sale	$689.2	$203.6	$485.6	$—

Investment securities trading:
Mutual funds	$4.6	$4.6	$—	$—

Derivatives:
Interest rate swaps	$1.9	$—	$1.9	$—
Total recurring fair value measurements	$695.7	$208.2	$487.5	$—

There have been no transfers between levels during the three and six months ended June 30, 2018.

B. Assets and liabilities measured on a non-recurring basis

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  Similarly, fair value is used on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities such as foreclosed assets, OREO, intangible assets, nonfinancial assets and liabilities evaluated in a goodwill impairment analysis and other nonfinancial assets measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for financial and nonfinancial assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy, is set forth below.

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

The Corporation has an appraisal policy in which an appraisal is obtained for a commercial loan at the point at which the loan either becomes nonperforming or is downgraded to a substandard or worse classification. For consumer loans, management obtains updated appraisals when a loan becomes 90 days past due or when it receives other information that may indicate possible impairment. Based on the appraisals obtained by the Corporation, a partial or full charge-off may be necessary.

Other Real Estate Owned

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy.

Mortgage Servicing Rights

MSRs do not trade in an active, open market with readily observable prices. Accordingly, management obtains the fair value of the MSRs using a third-party pricing provider. The provider determines the fair value by discounting projected net servicing cash flows of the remaining servicing portfolio. The valuation model used by the provider considers market loan prepayment predictions and other economic factors which management considers to be significant unobservable inputs. The fair value of MSRs is mostly affected by changes in mortgage interest rates since rate changes cause the loan prepayment acceleration factors to increase or decrease. All assumptions are market driven. Management has a sufficient understanding of the third party service’s valuation models, assumptions, and inputs used in determining the fair value of MSRs, enabling management to maintain an appropriate system of internal control. MSRs are classified within Level 3 of the fair value hierarchy as the valuation is model driven and primarily based on unobservable inputs.

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017:

As of June 30, 2018
(dollars in millions)	Total	Level 1	Level 2	Level 3
MSRs	$6.7	$—	$—	$6.7
Impaired loans and leases	13.1	—	—	13.1
OREO	0.5	—	—	0.5
Total non-recurring fair value measurements	$20.3	$—	$—	$20.3

As of December 31, 2017
(dollars in millions)	Total	Level 1	Level 2	Level 3
MSRs	$6.4	$—	$—	$6.4
Impaired loans and leases	14.0	—	—	14.0
OREO	0.3	—	—	0.3
Total non-recurring fair value measurements	$20.7	$—	$—	$20.7

During the three and six months ended June 30, 2018, increases of $138 thousand and $167 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

Note 20 - Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, are based on the exit price notion set forth by ASU 2016-1 effective January 1, 2018, and are applied to this disclosure on a prospective basis. Estimated fair value of assets and liabilities carried at cost as of December 31, 2017 were based on an entry price notion. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of June 30, 2018		As of December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$47,242	$47,242	$60,024	$60,024
Investment securities - available for sale	See Note 19	531,075	531,075	689,202	689,202
Investment securities - trading	See Note 19	8,175	8,175	4,610	4,610
Investment securities – held to maturity	Level 2	7,838	7,547	7,932	7,851
Loans held for sale	Level 2	4,204	4,204	3,794	3,794
Net portfolio loans and leases	Level 3	3,370,103	3,304,479	3,268,333	3,293,802
MSRs	Level 3	5,511	6,695	5,861	6,397
Interest rate swaps	Level 2	6,318	6,318	1,895	1,895
RPAs purchased	Level 2	65	65	21	21
Other assets	Level 3	46,567	46,567	46,799	46,799
Total financial assets		$4,027,098	$3,962,367	$4,088,471	$4,114,395
Financial liabilities:
Deposits	Level 2	$3,358,915	$3,340,565	$3,373,798	$3,368,276
Short-term borrowings	Level 2	227,059	227,059	237,865	237,865
Long-term FHLB advances	Level 2	87,808	86,963	139,140	138,685
Subordinated notes	Level 2	98,491	97,629	98,416	95,044
Junior subordinated debentures	Level 2	21,497	23,675	21,416	19,366
Interest rate swaps	Level 2	6,269	6,269	1,895	1,895
RPAs sold	Level 2	1	1	3	3
Other liabilities	Level 3	57,928	57,928	49,071	49,071
Total financial liabilities		$3,857,968	$3,840,089	$3,921,604	$3,910,205

* See Note 19 in the Notes to Unaudited Consolidated Financial Statements for a description of hierarchy levels.

Note 21 - Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

Off-Balance Sheet Arrangements

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and  may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at  June 30, 2018 and December 31, 2017 were $829.1 million and $748.3 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but  may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but  may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of  June 30, 2018 and December 31, 2017 were $21.8 million and $17.7 million, respectively.

Contingencies

Legal Matters

In the ordinary course of its operations, the Corporation and its subsidiaries are parties to various claims, litigation, investigations, and legal and administrative cases and proceedings.  Such pending or threatened claims, litigation, investigations, legal and administrative cases and proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions.  Based on the information currently available, management believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications  may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three or six months ended June 30, 2018.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments for the three and six months ended June 30, 2018 or 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$37,315	$1	$37,316	$27,964	$1	$27,965
Provision for loan and lease losses	3,137	—	3,137	(83)	—	(83)
Net interest income after loan loss provision	34,178	1	34,179	28,047	1	28,048
Noninterest income:
Fees for wealth management services	—	10,658	10,658	—	9,807	9,807
Insurance commissions	—	1,902	1,902	—	943	943
Capital markets revenue	2,105	—	2,105	953	—	953
Service charges on deposit accounts	752	—	752	630	—	630
Loan servicing and other fees	475	—	475	519	—	519
Net gain on sale of loans	528	—	528	520	—	520
Net gain (loss) on sale of OREO	111	—	111	(12)	—	(12)
Other operating income	3,486	58	3,544	1,376	49	1,425
Total noninterest income	7,457	12,618	20,075	3,986	10,799	14,785

Noninterest expenses:
Salaries & wages	11,184	5,056	16,240	9,284	4,296	13,580
Employee benefits	1,922	955	2,877	1,421	983	2,404
Occupancy and bank premise	2,235	462	2,697	1,849	398	2,247
Amortization of intangible assets	385	504	889	196	491	687
Professional fees	879	53	932	1,031	18	1,049
Other operating expenses	10,875	1,326	12,201	7,489	1,039	8,528
Total noninterest expenses	27,480	8,356	35,836	21,270	7,225	28,495
Segment profit	14,155	4,263	18,418	10,763	3,575	14,338
Intersegment (revenues) expenses*	(150)	150	—	(112)	112	—
Pre-tax segment profit after eliminations	$14,005	$4,413	$18,418	$10,651	$3,687	$14,338
% of segment pre-tax profit after eliminations	76.0%	24.0%	100.0%	74.3%	25.7%	100.0%
Segment assets (dollars in millions)	$4,339.3	$54.9	$4,394.2	$3,387.0	$51.0	$3,438.0

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$74,753	$2	$74,755	$55,366	$2	$55,368
Provision for loan and lease losses	4,167	—	4,167	208	—	208
Net interest income after loan loss provision	70,586	2	70,588	55,158	2	55,160
Noninterest income:						—
Fees for wealth management services	—	20,966	20,966	—	19,110	19,110
Insurance commissions	—	3,595	3,595	—	1,706	1,706
Capital markets revenue	2,771	—	2,771	953	—	953
Service charges on deposit accounts	1,465	—	1,465	1,277	—	1,277
Loan servicing and other fees	1,161	—	1,161	1,022	—	1,022
Net gain on sale of loans	1,046	—	1,046	1,149	—	1,149
Net gain on sale of investment securities available for sale	7	—	7	1	—	1
Net gain (loss) gain on sale of OREO	287	—	287	(12)	—	(12)
Other operating income	8,211	102	8,313	2,709	97	2,806
Total noninterest income	14,948	24,663	39,611	7,099	20,913	28,012

Noninterest expenses:
Salaries & wages	22,340	9,882	32,222	17,915	8,115	26,030
Employee benefits	4,598	1,987	6,585	2,978	1,915	4,893
Occupancy and bank premise	4,811	936	5,747	3,976	797	4,773
Amortization of intangible assets	783	985	1,768	392	988	1,380
Professional fees	1,608	72	1,680	1,712	48	1,760
Other operating expenses	21,306	2,558	23,864	14,254	2,065	16,319
Total noninterest expenses	55,446	16,420	71,866	41,227	13,928	55,155
Segment profit	30,088	8,245	38,333	21,030	6,987	28,017
Intersegment (revenues) expenses*	(299)	299	—	(224)	224	—
Pre-tax segment profit after eliminations	$29,789	$8,544	$38,333	$20,806	$7,211	$28,017
% of segment pre-tax profit after eliminations	77.7%	22.3%	100.0%	74.3%	25.7%	100.0%
Segment assets (dollars in millions)	$4,339.3	$54.9	$4,394.2	$3,387.0	$51.0	$3,438.0
* Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	June 30, 2018	December 31, 2017
Assets under management, administration, supervision and brokerage	$13,404.7	$12,968.7

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 36 branches, eight limited-hour retirement community offices, six wealth management offices and a full-service insurance agency located throughout Montgomery, Delaware, Chester, Philadelphia, Berks, and Dauphin counties in Pennsylvania, Mercer and Camden counties of New Jersey, and New Castle county in Delaware. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Recent Acquisitions and Expansions

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

On December 15, 2017, the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.7 million, comprised of 3,101,316 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase Corporation common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. The RBPI Merger initially added $567.3 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2018, as compared to the same period in 2017, and the changes in its financial condition as of June 30, 2018 as compared to December 31, 2017. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•
Net income attributable to Bryn Mawr Bank Corporation for the three months ended June 30, 2018 was $14.7 million, an increase of $5.3 million as compared to net income of $9.4 million for the same period in 2017. Diluted earnings per share was $0.72 for the three months ended June 30, 2018 as compared to $0.55 for the same period in 2017.

•
Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended June 30, 2018 were 11.03% and 1.36%, respectively, as compared to ROE and ROA of 9.71% and 1.14% respectively, for the same period in 2017.

•	Tax-equivalent net interest income increased $9.2 million, or 32.8%, to $37.4 million for the three months ended June 30, 2018, as compared to $28.2 million for the same period in 2017.

•
Provision for loan and lease losses (the “Provision”) of $3.1 million for the three months ended June 30, 2018 was an increase of $3.2 million from the $(83) thousand recovery of Provision recorded for the same period in 2017.

•	Noninterest income of $20.1 million for the three months ended June 30, 2018 increased $5.3 million as compared to $14.8 million for the same period in 2017.

•
Fees for wealth management services, capital markets revenue, and insurance commissions of $10.7 million, $2.1 million and $1.9 million for the three months ended June 30, 2018 increased $851 thousand, $1.2 million, and $959 thousand, respectively, as compared to the same period in 2017.

•	Noninterest expense of $35.8 million for the three months ended June 30, 2018 increased $7.3 million, from $28.5 million for the same period in 2017.

Six Month Results of Operations

•
Net income attributable to Bryn Mawr Bank Corporation for the six months ended June 30, 2018 was $30.0 million, an increase of $11.5 million as compared to net income of $18.5 million for the same period in 2017. Diluted earnings per share was $1.47 for the six months ended June 30, 2018 as compared to $1.07 for the same period in 2017.

•
Return on average equity (“ROE”) and return on average assets (“ROA”) for the six months ended June 30, 2018 were 11.49% and 1.41%, respectively, as compared to ROE and ROA of 9.65% and 1.13% respectively, for the same period in 2017.

•	Tax-equivalent net interest income increased $19.2 million, or 34.4%, to $74.9 million for the six months ended June 30, 2018, as compared to $55.8 million for the same period in 2017.

•	The Provision of $4.2 million for the six months ended June 30, 2018 was an increase of $4.0 million from the $208 thousand Provision recorded for the same period in 2017.

•	Noninterest income of $39.6 million for the six months ended June 30, 2018 increased $11.6 million as compared to $28.0 million for the same period in 2017.

•
Fees for wealth management services, insurance commissions, and capital markets revenue of $21.0 million, $3.6 million, and $2.8 million for the six months ended June 30, 2018 increased of $1.9 million, $1.9 million, and $1.8 million, respectively, as compared to the same period in 2017.

•	Noninterest expense of $71.9 million for the six months ended June 30, 2018 increased $16.7 million, from $55.2 million for the same period in 2017.

Changes in Financial Condition

•	Total assets of $4.39 billion as of June 30, 2018 decreased $55.5 million from $4.45 billion as of December 31, 2017.

•	Total shareholders’ equity of $542.5 million as of June 30, 2018 increased $14.4 million from $528.1 million as of December 31, 2017.

•	Total portfolio loans and leases as of June 30, 2018 were $3.39 billion, an increase of $103.6 million from $3.29 billion as of December 31, 2017.

•
Total non-performing loans and leases of $9.4 million represented 0.28% of portfolio loans and leases as of June 30, 2018 as compared to $8.6 million, or 0.26% of portfolio loans and leases as of December 31, 2017.

•	The $19.4 million Allowance, as of June 30, 2018, represented 0.57% of portfolio loans and leases, as compared to $17.5 million or 0.53% of portfolio loans and leases as of December 31, 2017.

•	Total deposits of $3.36 billion as of June 30, 2018 decreased $14.9 million from $3.37 billion as of December 31, 2017.

•	Wealth assets under management, administration, supervision and brokerage as of June 30, 2018 were $13.40 billion, an increase of $436.0 million from $12.97 billion December 31, 2017.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2018 and 2017 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average equity	11.03%	9.71%	11.49%	9.65%
Return on average assets	1.36%	1.14%	1.41%	1.13%
Tax-equivalent net interest margin	3.81%	3.68%	3.87%	3.71%
Basic earnings per share	$0.73	$0.56	$1.48	$1.09
Diluted earnings per share	$0.72	$0.55	$1.47	$1.07
Dividends paid or accrued per share	$0.22	$0.21	$0.44	$0.42
Dividends paid or accrued per share to net income per basic common share	30.1%	37.5%	29.7%	38.5%

The following table presents certain key period-end balances and ratios as of June 30, 2018 and December 31, 2017:

(dollars in millions, except per share amounts)	June 30, 2018	December 31, 2017
Book value per share	$26.80	$26.19
Tangible book value per share	$16.55	$16.02
Allowance as a percentage of portfolio loans and leases	0.57%	0.53%
Tier I capital to risk weighted assets	10.46%	10.42%
Tangible common equity ratio	8.00%	7.61%
Loan to deposit ratio	100.9%	97.4%
Wealth assets under management, administration, supervision and brokerage	$13,404.7	$12,968.7
Portfolio loans and leases	$3,389.5	$3,285.9
Total assets	$4,394.2	$4,449.7
Total shareholders’ equity	$542.5	$528.1

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and six months ended June 30, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of June 30, 2018 as compared to December 31, 2017.

Components of Net Income

Net income is comprised of five major elements:

•	Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;

•	Provision for Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;

•
Noninterest Income, which is made up primarily of wealth management revenue, capital markets revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;

•
Noninterest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees, due diligence, merger-related and merger integration expenses, and other operating expenses; and

•	Income Tax Expense, which include state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2018 and 2017, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended June 30, 2018 Compared to the Same Period in 2017

For the three months ended June 30, 2018, tax-equivalent net interest income increased $9.2 million, or 32.8%, to $37.4 million, as compared to $28.2 million for the same period in 2017. Tax-equivalent interest income and fees on loans and leases increased $12.5 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $737.7 million increase in average loans to $3.35 billion for the three months ended June 30, 2018 from $2.62 billion for the three months ended June 30, 2017 coupled with a 51 basis point increase on the yield on loans and leases over the same period. The increase in average loans was largely related to the loans and leases acquired in the RBPI Merger which initially increased loans and leases by $567.3 million, as well as organic loan growth. Tax-equivalent interest income on available for sale investment securities increased by $891 thousand for the three months ended June 30, 2018 as compared to the same period in 2017. Average available for sale investment securities increased by $113.1 million for the second quarter of 2018 as compared to the second quarter of 2017 coupled with a 24 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on interest-bearing deposits, subordinated notes, short-term borrowings, and junior subordinated debentures increased $2.5 million, $773 thousand, $748 thousand, and $321 thousand, respectively, for the three months ended June 30, 2018 as compared to the same period in 2017. The increases in interest expense were primarily related to increases in the average balances of interest-bearing deposits and junior subordinated debentures as a result of the RBPI Merger, and the December 13, 2017 issuance of $70 million, ten-year, 4.25% fixed-to-floating subordinated notes. The rate on interest-bearing deposits increased 29 basis points over the same period.

Six Months Ended June 30, 2018 Compared to the Same Period in 2017

For the six months ended June 30, 2018, tax-equivalent net interest income increased $19.2 million, or 34.4%, to $74.9 million, as compared to $55.8 million for the same period in 2017. Tax-equivalent interest and fees on loans and leases increased $24.6 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $736.6 million increase in average loans to $3.32 billion for the six months ended June 30, 2018 from $2.59 billion as of June 30, 2017 coupled with a 49 basis point increase in the yield on loans and leases over the same period. The increase in average loans was largely related to the loans and leases acquired in the RBPI Merger which initially increased loans and leases by $567.3 million, as well as organic loan growth. Tax-equivalent interest income on available for sale investment securities increased by $1.8 million for the six months ended June 30, 2018 as compared to the same period in 2017. Average available for sale investment securities increased by $123.5 million for the six months ended June 30, 2018 as compared to the same period in 2017 coupled with a 24 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on interest-bearing deposits, subordinated notes, short-term borrowings, and junior subordinated debentures increased $4.2 million, $1.5 million, $1.4 million, and $609 thousand, respectively, for the six months ended June 30, 2018 as compared to the same period in 2017. The increases in interest expense were primarily related to increases in the average balances of interest-bearing deposits and junior subordinated debentures as a result of the RBPI Merger, and the December 13, 2017 issuance of $70 million, ten-year, 4.25% fixed-to-floating subordinated notes. The rate on interest-bearing deposits increased 24 basis points over the same period.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,215	$64	0.69%	$26,266	$35	0.53%
Investment securities - available for sale:
Taxable	514,966	2,888	2.25%	391,112	1,940	1.99%
Tax-exempt(4)	18,215	93	2.05%	28,970	150	2.08%
Total investment securities – available for sale	533,181	2,981	2.24%	420,082	2,090	2.00%
Investment securities – held to maturity	7,866	13	0.66%	5,181	5	0.39%
Investment securities – trading	8,202	22	1.08%	4,137	13	1.26%
Loans and leases(1)(2)(3)(4)	3,353,339	41,782	5.00%	2,615,610	29,309	4.49%
Total interest-earning assets	3,939,803	44,862	4.57%	3,071,276	31,452	4.11%
Cash and due from banks	7,153			15,727
Allowance for loan and lease losses	(18,043)			(17,549)
Other assets	415,628			263,853
Total assets	$4,344,541			$3,333,307
Liabilities:
Savings, NOW, and market rate accounts	$1,722,328	$2,073	0.48%	$1,375,949	$813	0.24%
Wholesale deposits	233,714	973	1.67%	154,424	378	0.98%
Retail time deposits	533,254	1,453	1.09%	323,287	792	0.98%
Total interest-bearing deposits	2,489,296	4,499	0.72%	1,853,660	1,983	0.43%
Short-term borrowings	205,323	985	1.92%	98,869	237	0.96%
Long-term FHLB advances	102,023	490	1.93%	171,567	682	1.59%
Subordinated notes	98,463	1,143	4.66%	29,550	370	5.02%
Junior subordinated debt	21,470	321	6.00%	—	—	—
Total interest-bearing liabilities	2,916,575	7,438	1.02%	2,153,646	3,272	0.61%
Noninterest-bearing deposits	841,676			755,597
Other liabilities	52,389			34,348
Total noninterest-bearing liabilities	894,065			789,945
Total liabilities	3,810,640			2,943,591
Shareholders’ equity	533,901			389,716
Total liabilities and shareholders’ equity	$4,344,541			$3,333,307
Net interest spread			3.55%			3.50%
Effect of noninterest-bearing sources			0.26%			0.18%
Net interest income/margin on earning assets(4)		$37,424	3.81%		$28,180	3.68%
Tax-equivalent adjustment(4)		$108	0.01%		$215	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $421 thousand and $112 thousand for the three months ended June 30, 2018 and 2017, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017

	For the Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,627	$117	0.63%	$32,931	$101	0.62%
Investment securities - available for sale:
Taxable	506,887	5,563	2.21%	372,772	3,620	1.96%
Tax-exempt(4)	19,352	193	2.01%	30,221	314	2.10%
Total investment securities – available for sale	526,239	5,756	2.21%	402,993	3,934	1.97%
Investment securities – held to maturity	7,889	25	0.64%	4,446	4	0.18%
Investment securities – trading	8,270	43	1.05%	4,014	2	0.10%
Loans and leases(1)(2)(3)(4)	3,322,447	82,536	5.01%	2,585,809	57,931	4.52%
Total interest-earning assets	3,902,472	88,477	4.57%	3,030,193	61,972	4.12%
Cash and due from banks	8,916			15,336
Allowance for loan and lease losses	(17,837)			(17,564)
Other assets	402,086			260,963
Total assets	$4,295,637			$3,288,928
Liabilities:
Savings, NOW, and market rate accounts	$1,701,732	$3,552	0.42%	$1,382,220	$1,569	0.23%
Wholesale deposits	232,508	1,706	1.48%	148,973	695	0.94%
Retail time deposits	530,378	2,713	1.03%	321,738	1,547	0.97%
Total interest-bearing deposits	2,464,618	7,971	0.65%	1,852,931	3,811	0.41%
Short-term borrowings	189,019	1,615	1.72%	73,378	264	0.73%
Long-term FHLB advances	112,911	1,052	1.88%	177,006	1,380	1.57%
Subordinated notes	98,447	2,286	4.68%	29,544	740	5.05%
Junior subordinated debt	21,450	609	5.73%	—	—	—
Total interest-bearing liabilities	2,886,445	13,533	0.95%	2,132,859	6,195	0.59%
Noninterest-bearing deposits	840,571			733,817
Other liabilities	42,482			36,266
Total noninterest-bearing liabilities	883,053			770,083
Total liabilities	3,769,498			2,902,942
Shareholders’ equity	526,139			385,986
Total liabilities and shareholders’ equity	$4,295,637			$3,288,928
Net interest spread			3.62%			3.53%
Effect of noninterest-bearing sources			0.25%			0.18%
Net interest income/margin on earning assets(4)		$74,944	3.87%		$55,777	3.71%
Tax-equivalent adjustment(4)		$189	0.01%		$409	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $699 thousand and $350 thousand for the six months ended June 30, 2018 and 2017, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2018 as compared to the same period in 2017, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2018 Compared to 2017
(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$14	$15	$29	$14	$2	$16
Investment securities - taxable	647	318	965	1,316	689	2,005
Investment securities -nontaxable	(56)	(1)	(57)	(112)	(9)	(121)
Loans and leases	8,226	4,247	12,473	16,525	8,080	24,605
Total interest income	8,831	4,579	13,410	17,743	8,762	26,505
Interest expense:
Savings, NOW and market rate accounts	211	1,049	1,260	367	1,616	1,983
Wholesale deposits	193	402	595	389	622	1,011
Retail time deposits	514	147	661	1,008	158	1,166
Short-term borrowings	255	493	748	420	931	1,351
Long-term FHLB advances	(674)	482	(192)	(763)	435	(328)
Subordinated notes	1,344	(571)	773	2,059	(513)	1,546
Junior subordinated debt	321	—	321	609	—	609
Total interest expense	2,164	2,002	4,166	4,089	3,249	7,338
Interest differential	$6,667	$2,577	$9,244	$13,654	$5,513	$19,167
* The tax rate used in the calculation of the tax-equivalent income is 21% for 2018 and 35% for 2017

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.81% for the three months ended June 30, 2018 was a 13 basis point increase from 3.68% for the same period in 2017. Adjusting for the impact of the accretion of purchase accounting fair value marks, the adjusted tax-equivalent net interest margin decreased four basis point to 3.58% from 3.62% for three months ended June 30, 2018 and 2017, respectively. The contribution to the tax-equivalent net interest margin from the accretion of purchase accounting adjustments was 23 basis points for three months ended June 30, 2018 as compared to six basis points for three months ended June 30, 2017.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
2nd Quarter 2018	4.57%	1.02%	3.55%	0.26%	3.81%
1st Quarter 2018	4.58%	0.87%	3.71%	0.23%	3.94%
4th Quarter 2017	4.15%	0.74%	3.41%	0.21%	3.62%
3rd Quarter 2017	4.18%	0.67%	3.51%	0.20%	3.71%
2nd Quarter 2017	4.11%	0.61%	3.50%	0.18%	3.68%

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2018		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2017
	Amount	Percentage	Amount	Percentage
+300 basis points	$7,360	4.82%	$15,953	10.66%
+200 basis points	$4,987	3.26%	$10,644	7.11%
+100 basis points	$2,551	1.67%	$5,316	3.55%
-100 basis points	$(4,716)	(3.09)%	$(6,913)	(4.62)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2018 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of June 30, 2018 than it was as of December 31, 2017. The decrease in sensitivity is related to a decline in interest-bearing cash and an increase in interest-bearing deposits and borrowings at higher rates. The magnitude of the change in the 100 basis point decrease in rate is related to the Bank's ability to decrease rates on deposits.

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

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of June 30, 2018:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	39.9	—	—	—	—	39.9
Investment securities(1)	24.7	54.8	332.3	135.3	—	547.1
Loans and leases(2)	1,360.3	379.0	1,269.1	385.3	—	3,393.7
Allowance	—	—	—	—	(19.4)	(19.4)
Cash and due from banks	—	—	—	—	7.3	7.3
Other assets	—	—	—	—	425.6	425.6
Total assets	1,424.9	433.8	1,601.4	520.6	413.5	4,394.2
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	64.2	162.2	226.6	439.4	—	892.4
Savings, NOW and market rate	114.7	344.1	808.0	456.8	—	1,723.6
Time deposits	93.6	310.8	131.1	2.8	—	538.3
Wholesale non-maturity deposits	36.9	—	—	—	—	36.9
Wholesale time deposits	53.2	114.6	—	—	—	167.8
Short-term borrowings	227.1	—	—	—	—	227.1
Long-term FHLB advances	15.0	25.0	47.8	—	—	87.8
Subordinated notes	—	—	98.5	—	—	98.5
Junior subordinated debentures	21.5	—	—	—	—	21.5
Other liabilities	—	—	—	—	57.8	57.8
Shareholders’ equity	19.4	58.1	310.0	155.0	—	542.5
Total liabilities and shareholders’ equity	645.6	1,014.8	1,622.0	1,054.0	57.8	4,394.2
Interest-earning assets	1,424.9	433.8	1,601.4	520.6	—	3,980.7
Interest-bearing liabilities	562.0	794.5	1,085.4	459.6	—	2,901.5
Difference between interest-earning assets and interest-bearing liabilities	862.9	(360.7)	516.0	61.0	—	1,079.2
Cumulative difference between interest earning assets and interest-bearing liabilities	$862.9	$502.2	$1,018.2	$1,079.2	$—	$1,079.2
Cumulative earning assets as a % of cumulative interest-bearing liabilities	254%	137%	142%	137%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2018, the Corporation recorded a Provision of $3.1 million which was a $3.2 million increase as compared to the same period in 2017, when the Corporation experienced an $(83) thousand recovery of Provision. Net originated loan growth of $136.0 million and changes in certain qualitative factors used to determine the required level of Allowance were key drivers in the increase in the Provision. Net charge-offs for the second quarter of 2018 were $1.4 million as compared to $625 thousand for the same period in 2017.

For the six months ended June 30, 2018, the Corporation recorded a Provision of $4.2 million which was a $4.0 million increase as compared to the same period in 2017. During the six months ended June 30, 2018, net originated loan growth of $213.5 million and changes in certain qualitative factors utilized in determining the required level of Allowance were key drivers in the increase in the Provision. Net charge-offs for the six months ended June 30, 2018 were $2.3 million as compared to $1.3 million for the same period in 2017.

Asset Quality and Analysis of Credit Risk

As of June 30, 2018, total nonperforming loans and leases increased by $0.9 million to $9.4 million , representing 0.28% of portfolio loans and leases, as compared to $8.6 million, or 0.26% of portfolio loans and leases as of December 31, 2017. The increase in nonperforming loans and leases was related to the addition of $5.1 million of new nonperforming loans and leases as of June 30, 2018, partially offset by pay-offs and pay-downs of $2.7 million, charge-offs of $328 thousand, upgrades to performing status of $968 thousand of loans and leases classified as nonperforming as of December 31, 2017, and the recording in OREO of $234 thousand of loans foreclosed during the period.

As of June 30, 2018, the Allowance of $19.4 million represented 0.57% of portfolio loans and leases, an increase of 4 basis points from December 31, 2017. The Allowance on originated (non-acquired) portfolio loans, as a percentage of originated (non-acquired) portfolio loans, was 0.71% as of June 30, 2018 as compared to 0.70% as of December 31, 2017. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of June 30, 2018, the Corporation had $5.2 million of troubled debt restructurings (“TDRs”), of which $4.1 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $9.1 million of TDRs, of which $5.8 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. The decrease in TDRs during the six months ended June 30, 2018 was primarily the result of the payoffs of two residential mortgage loans totaling $2.5 million and one $1.3 million commercial mortgage loan, all of which had been previously modified to TDRs.

As of June 30, 2018, the Corporation had a recorded investment of $13.5 million of impaired loans and leases which included $5.2 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2017 totaled $14.2 million which included $9.1 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

Management continues to be diligent in its credit underwriting process and proactive with its loan review process, including the engagement of the services of an independent outside loan review firm, which helps identify developing credit issues. Proactive steps that are taken include the procurement of additional collateral (preferably outside the current loan structure) whenever possible and frequent contact with the borrower. Management believes that timely identification of credit issues and appropriate actions early in the process serve to mitigate overall risk of loss.

Nonperforming Assets and Related Ratios

(dollars in thousands)	June 30, 2018	December 31, 2017
Nonperforming Assets:
Nonperforming loans and leases	$9,448	$8,579
Other real estate owned	531	304
Total nonperforming assets	$9,979	$8,883

Troubled Debt Restructurings:
TDRs included in non-performing loans	$1,044	$3,289
TDRs in compliance with modified terms	4,117	5,800
Total TDRs	$5,161	$9,089

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	205.3%	204.3%
Nonperforming loans and leases to total portfolio loans and leases	0.28%	0.26%
Allowance for loan and lease losses to total portfolio loans and leases	0.57%	0.53%
Nonperforming assets to total loans and leases and OREO	0.29%	0.27%
Nonperforming assets to total assets	0.23%	0.20%
Total portfolio loans and leases	$3,389,501	$3,285,858
Allowance for loan and lease losses	$19,398	$17,525

NONINTEREST INCOME

Three Months Ended June 30, 2018 Compared to the Same Period in 2017

Noninterest income of $20.1 million for the three months ended June 30, 2018 increased $5.3 million as compared to $14.8 million for the same period in 2017, primarily due to increases in other operating income, capital markets revenue, insurance commissions, and fees for wealth management services, respectively. Other operating income increased $1.8 million for the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to a $710 thousand recovery of a purchase accounting fair value mark resulting from the pay off, in full, of a purchased credit impaired loan acquired in the RBPI merger and a $310 thousand recovery during the second quarter of 2018 of loans and leases charged-off by Royal Bank pre-merger. Capital markets revenues increased $1.2 million, primarily due to the formation of our Capital Markets group, which began operations in the second quarter of 2017. Insurance commissions increased $959 thousand, primarily due to to the May 2017 acquisition of Hirshorn Boothby which expanded our insurance division into the city of Philadelphia and, to a lesser extent, the May 2018 acquisition of Domenick. Fees for wealth management services increased $851 thousand primarily due to the $1.35 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2017 and June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Same Period in 2017

Noninterest income of $39.6 million for the six months ended June 30, 2018 increased $11.6 million as compared to $28.0 million for the same period in 2017, primarily due to increases in other operating income, insurance commissions, fees for wealth management services, and capital markets revenue. Other operating income increased $5.0 million primarily due to $3.0 million of recoveries of purchase accounting fair value marks resulting from the pay offs, in full, of purchased credit impaired loans acquired in the RBPI merger and $704 thousand of recoveries of loans and leases charged-off by RBPI pre-merger. Insurance commissions increased $1.9 million, primarily due to the May 2017 acquisition of Hirshorn Boothby which expanded our insurance division into the city of Philadelphia and, to a lesser extent, the May 2018 acquisition of Domenick. Fees for wealth management services increased $1.9 million, primarily due to the $1.35 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2017 and June 30, 2018. Capital markets revenues increased $1.8 million primarily due to the formation of our Capital Markets group, which began operations in the second quarter of 2017.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage originations	$35,763	$46,848	$61,818	$95,398
Mortgage loans sold:
Servicing retained	$—	$21,793	$1,850	$49,479
Servicing released	25,892	3,816	41,848	8,800
Total mortgage loans sold	$25,892	$25,609	$43,698	$58,279
Percentage of originated mortgage loans sold	72.4%	54.7%	70.7%	61.1%
Servicing retained %	—%	85.1%	4.2%	84.9%
Servicing released %	100.0%	14.9%	95.8%	15.1%
Residential mortgage loans serviced for others	$614,259	$631,888	$614,259	$631,888
Mortgage servicing rights	$5,511	$5,683	$5,511	$5,683
Gain on sale of mortgage loans	$419	$519	$764	$1,097
Loan servicing and other fees	$475	$519	$1,161	$1,022
Amortization of MSRs	$196	$173	$417	$342
(Recovery) / Impairment of MSRs	$(1)	$43	$(51)	$46

The following table provides details of other operating income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Merchant interchange fees	$469	$361	$856	$701
Bank-owned life insurance (“BOLI”) income	298	201	576	401
Commissions and fees	470	142	725	273
Safe deposit box rentals	96	94	187	184
Other investment income	125	9	147	9
Rental income	45	46	88	95
Gain on trading investments	84	108	419	318
Recovery of purchase accounting fair value loan mark	710	—	3,004	18
Miscellaneous other income	737	246	1,370	375
Other operating income	$3,034	$1,207	$7,372	$2,374

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Market value	$5,779,774	$5,693,146	$5,884,692	$5,759,375	$5,593,936
Fixed fee	7,624,949	7,453,780	7,084,046	6,671,995	6,456,619
Total	$13,404,723	$13,146,926	$12,968,738	$12,431,370	$12,050,555

	Percentage of Wealth Assets as of:
Fee Basis	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Market value	43.1%	43.3%	45.4%	46.3%	46.4%
Fixed fee	56.9%	56.7%	54.6%	53.7%	53.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Market value	$7,620	$7,880	$7,618	$7,522	$7,382
Fixed fee	3,038	2,428	2,356	2,129	2,425
Total	$10,658	$10,308	$9,974	$9,651	$9,807

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Market value	71.5%	76.4%	76.4%	77.9%	75.3%
Fixed fee	28.5%	23.6%	23.6%	22.1%	24.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended June 30, 2018 Compared to the Same Period in 2017

Noninterest expense for the three months ended June 30, 2018 increased $7.3 million, to $35.8 million, as compared to the same period in 2017. The increase was primarily related to the additional expenses associated with the staff and facilities assumed in the RBPI Merger. In addition, the May 2017 acquisition of Hirshorn Boothby, the formation of our Capital Markets group in the second quarter of 2017 and, to a lesser extent, the May 2018 acquisition of Domenick contributed to the increase in noninterest expense. Due diligence, merger-related and merger integration expenses increased $1.8 million for the three months ended June 30, 2018 as compared to the same period in 2017, primarily related to the RBPI merger.

Six Months Ended June 30, 2018 Compared to the Same Period in 2017

Noninterest expense for the six months ended June 30, 2018 increased $16.7 million, to $71.9 million, as compared to the same period in 2017. The increase was primarily related to the additional expenses associated with the staff and facilities assumed in the RBPI Merger. In addition, the May 2017 acquisition of Hirshorn Boothby and the formation of our Capital Markets group in the second quarter of 2017 contributed to the increase in noninterest expense. Due diligence, merger-related and merger integration expenses increased $5.6 million for the six months ended June 30, 2018 as compared to the same period in 2017, primarily related to the RBPI merger.

The following table provides details of other operating expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Contributions	$441	$289	$629	$410
Deferred compensation trust expense	171	242	252	367
Director fees	177	179	338	336
Dues and subscriptions	250	263	507	417
FDIC insurance	552	369	752	743
Impairment of OREO and other repossessed assets	—	200	—	200
Insurance	214	211	441	418
Loan processing	599	527	869	1,050
Miscellaneous other expenses	992	252	1,555	357
MSR amortization and impairment / (recovery)	195	216	366	388
Other taxes	24	4	37	13
Outsourced services	67	20	133	119
Portfolio maintenance	113	130	236	229
Postage	192	156	355	304
Stationary and supplies	111	109	263	226
Telephone and data lines	531	394	936	794
Temporary help and recruiting	58	117	157	514
Travel and entertainment	298	222	476	397
Other operating expenses	$4,985	$3,900	$8,302	$7,282

INCOME TAXES

Although income before income taxes increased $4.1 million and $10.3 million for the three and six months ended June 30, 2018 as compared for the same periods in 2017, income tax expense decreased $1.2 million for both the three and six months ended June 30, 2018 as compared for the same periods in 2017. The effective tax rates for the three and six months ended June 30, 2018 decreased to 20.2% and 21.8% as compared to 34.2% and 34.1% as compared for the same periods in 2017. The decreases in income tax expense and effective tax rate were primarily due to the reduction in the federal corporate income tax rate as a result of the Tax Cuts and Jobs Act (“Tax Reform”).

Income tax expense for the three and six months ended June 30, 2018 included a net discrete tax benefit of $111 thousand and a net discrete tax expense of $118 thousand, respectively, as compared to net discrete tax benefits of $113 thousand and $259 thousand as compared for the same periods in 2017. These discrete items were the result of excess tax benefits from stock-based compensation as well as the re-measurement of deferred tax items related to Tax Reform.

BALANCE SHEET ANALYSIS

Total assets of $4.39 billion as of June 30, 2018 decreased $55.5 million from $4.45 billion as of December 31, 2017. The following sections detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2018 to December 31, 2017:

	June 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,613,721	47.6%	$1,523,377	46.4%	$90,344	5.9%
Home equity lines & loans	206,429	6.1%	218,275	6.6%	(11,846)	(5.4)%
Residential mortgage	449,060	13.2%	458,886	14.0%	(9,826)	(2.1)%
Construction	190,874	5.6%	212,454	6.5%	(21,580)	(10.2)%
Commercial and industrial	745,306	22.0%	719,312	21.9%	25,994	3.6%
Consumer	51,462	1.5%	38,153	1.2%	13,309	34.9%
Leases	132,649	3.9%	115,401	3.5%	17,248	14.9%
Total portfolio loans and leases	3,389,501	100.0%	3,285,858	100.0%	103,643	3.2%
Loans held for sale	4,204		3,794		410	10.8%
Total loans and leases	$3,393,705		$3,289,652		$104,053	3.2%

Cash and Investment Securities

As of June 30, 2018, liquidity remained strong as the Corporation had $36.2 million of cash balances at the Federal Reserve and $11.0 million in other interest-bearing accounts, along with significant borrowing capacity as discussed in the “Liquidity” section below.

Investment securities available for sale as of June 30, 2018 totaled $531.1 million, as compared to $689.2 million as of December 31, 2017. The decrease was primarily related to the maturing, in January 2018, of $200.0 million of short-term U.S. Treasury securities.

Deposits

Deposits as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$617,258	18.4%	$481,336	14.3%	$135,922	28.2%
Money market	814,530	24.2%	862,639	25.6%	(48,109)	(5.6)%
Savings	291,858	8.7%	338,572	10.0%	(46,714)	(13.8)%
Retail time deposits	536,287	16.0%	532,202	15.8%	4,085	0.8%
Wholesale non-maturity deposits	36,826	1.1%	62,276	1.8%	(25,450)	(40.9)%
Wholesale time deposits	169,770	5.1%	171,929	5.1%	(2,159)	(1.3)%
Interest-bearing deposits	2,466,529	73.4%	2,448,954	72.6%	17,575	0.7%
Noninterest-bearing deposits	892,386	26.6%	924,844	27.4%	(32,458)	(3.5)%
Total deposits	$3,358,915	100.0%	$3,373,798	100.0%	$(14,883)	(0.4)%

Borrowings

Borrowings as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$227,059	52.2%	$237,865	47.9%	$(10,806)	(4.5)%
Long-term FHLB advances	87,808	20.2%	139,140	28.0%	(51,332)	(36.9)%
Subordinated notes	98,491	22.6%	98,416	19.8%	75	0.1%
Junior subordinated debentures	21,497	4.9%	21,416	4.3%	81	0.4%
Total borrowed funds	$434,855	100.0%	$496,837	100.0%	$(61,982)	(12.5)%

Capital

Consolidated shareholder’s equity of the Corporation was $542.5 million, or 12.3% of total assets as of June 30, 2018, as compared to $528.1 million, or 11.9% of total assets as of December 31, 2017. The following table presents the Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2018 and December 31, 2017:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2018

Total capital to risk weighted assets:
Corporation	$480,659	13.87%	$346,524	10.00%
Bank	$412,626	11.91%	$346,376	10.00%
Tier I capital to risk weighted assets:
Corporation	$362,504	10.46%	$277,219	8.00%
Bank	$392,962	11.34%	$277,101	8.00%
Common equity Tier I risk weighted assets:
Corporation	$341,685	9.86%	$225,240	6.50%
Bank	$392,962	11.34%	$225,145	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$362,504	8.75%	$207,189	5.00%
Bank	$392,962	9.49%	$207,120	5.00%
Tangible common equity to tangible assets(1)
Corporation	$335,042	8.00%	—	—
Bank	$387,787	9.27%	—	—

December 31, 2017

Total capital to risk weighted assets:
Corporation	$463,637	13.92%	$333,068	10.00%
Bank	$387,067	11.65%	$332,388	10.00%
Tier I capital to risk weighted assets:
Corporation	$347,187	10.42%	$266,454	8.00%
Bank	$369,033	11.10%	$265,910	8.00%
Common equity Tier I risk weighted assets:
Corporation	$328,676	9.87%	$216,494	6.50%
Bank	$369,033	11.10%	$216,052	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$347,187	10.10%	$171,915	5.00%
Bank	$369,033	10.76%	$171,609	5.00%
Tangible common equity to tangible assets(1)
Corporation	$322,964	7.61%	—	—
Bank	$367,457	8.67%	—	—

(1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of June 30, 2018, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” Excluding the Bank’s and Corporation’s Tier I leverage ratio, all regulatory capital ratios increased or are relatively unchanged from their December 31, 2017 levels. The Tier I leverage ratio, which is the ratio of Tier I capital to average quarterly assets, for both the Bank and Corporation decreased from December 31, 2017, as the average assets acquired in the December 15, 2017 RBPI Merger were present for a full quarter.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2018	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2017	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,192.1	80.0%	$1,020.0	74.4%	$172.1	16.9%
Federal Reserve Bank of Philadelphia	145.5	100.0%	121.3	100.0%	24.2	20.0%
Fed Funds Lines (seven banks)	79.0	100.0%	79.0	100.0%	—	—
Total	$1,416.6	82.6%	$1,220.3	77.6%	$196.3	16.1%

Quarterly, the ALCO reviews the Corporation’s liquidity needs and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $23.5 million in balances as of June 30, 2018 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.4 million and $8.5 million for the three and six months ended June 30, 2018, as compared to PTSP of $3.7 million and $7.2 million for the same periods in 2017. The Wealth Management segment provided 24.0% and 22.3% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2018, as compared to 25.7% and 25.7% for the same periods in 2017. For the three and six month periods ended June 30, 2018, both fees for wealth management services and insurance commissions increased as compared to the same periods in 2017.

The Banking segment recorded a PTSP of $14.0 million and $29.8 million for the three and six months ended June 30, 2018, as compared to PTSP of $10.7 million and $20.8 million for the same periods in 2017. The Banking segment provided 76.0% and 77.7% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2018, as compared to 74.3% and 74.3% for the same periods in 2017.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2018 were $829.1 million, as compared to $748.3 million at December 31, 2017.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2018 amounted to $21.8 million, as compared to $17.7 million at December 31, 2017.

Estimated fair values of the Corporation’s off-balance sheet arrangements are based on fees and rates currently charged to enter into similar loan agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Since fees and rates charged for off-balance sheet items are at market levels when set, there is no material difference between the stated amount and the estimated fair value of off-balance sheet arrangements.

Contractual Cash Obligations of the Corporation as of June 30, 2018:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,652.9	$2,652.9	$—	$—	$—
Wholesale and retail time deposit	706.0	572.4	113.6	19.0	1.0
Short-term borrowings	227.1	227.1	—	—	—
Long-term FHLB Advances	87.8	39.9	47.9	—	—
Subordinated Notes	100.0	—	—	—	100.0
Junior subordinated debentures	25.8	—	—	—	25.8
Operating leases	29.1	5.3	8.1	5.9	9.8
Purchase obligations	5.1	3.4	1.7	—	—
Total	$3,833.8	$3,501.0	$171.3	$24.9	$136.6
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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 12 of the 2017 Annual Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2018.

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

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2018 – April 30, 2018	268	$44.45	—	189,300
May 1, 2018 – May 31, 2018	2,030	$46.43	—	189,300
June 1, 2018 – June 30, 2018	1,617	$45.02	—	189,300
Total	3,915	$45.71	—	189,300

(1)	On June 30, 2018, 1,617 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)
Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 268 shares on April 4, 2018; 1,045 shares on May 8, 2018; and 985 shares on May 21, 2018.

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
10.1
Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective May 25, 2018, incorporated by reference to the Corporation’s Prospectus (Form 424B2) filed with the SEC on May 25, 2018.

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

Bryn Mawr Bank Corporation

Date: August 3, 2018	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)