Form 10-Q
period 2018-09-30
BRYN MAWR BANK CORP
filed 2018-11-02
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________
 Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended September 30, 2018

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
Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 1, 2018
Common Stock, par value $1	20,250,227

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$10,121	$11,657
Interest bearing deposits with banks	35,233	48,367
Cash and cash equivalents	45,354	60,024
Investment securities available for sale, at fair value (amortized cost of $543,240 and $692,824 as of September 30, 2018 and December 31, 2017, respectively)	528,064	689,202
Investment securities held to maturity, at amortized cost (fair value of $8,544 and $7,851 as of September 30, 2018 and December 31, 2017, respectively)	8,916	7,932
Investment securities, trading	8,340	4,610
Loans held for sale	4,111	3,794
Portfolio loans and leases, originated	2,752,160	2,487,296
Portfolio loans and leases, acquired	629,315	798,562
Total portfolio loans and leases	3,381,475	3,285,858
Less: Allowance for originated loan and lease losses	(18,612)	(17,475)
Less: Allowance for acquired loan and lease losses	(72)	(50)
Total allowance for loans and lease losses	(18,684)	(17,525)
Net portfolio loans and leases	3,362,791	3,268,333
Premises and equipment, net	63,281	54,458
Accrued interest receivable	13,232	14,246
Mortgage servicing rights	5,328	5,861
Bank owned life insurance	57,543	56,667
Federal Home Loan Bank stock	14,678	20,083
Goodwill	183,864	179,889
Intangible assets	24,301	25,966
Other investments	16,529	12,470
Other assets	52,110	46,185
Total assets	$4,388,442	$4,449,720
Liabilities
Deposits:
Noninterest-bearing	$834,363	$924,844
Interest-bearing	2,522,863	2,448,954
Total deposits	3,357,226	3,373,798

Short-term borrowings	226,498	237,865
Long-term FHLB advances	72,841	139,140
Subordinated notes	98,482	98,416
Junior subordinated debentures	21,538	21,416
Accrued interest payable	7,193	3,527
Other liabilities	53,239	47,439
Total liabilities	3,837,017	3,921,601
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,532,745 and 24,360,049 shares as of September 30, 2018 and December 31, 2017, respectively and outstanding of 20,292,420 and 20,161,395 as of September 30, 2018 and December 31, 2017, respectively	24,533	24,360
Paid-in capital in excess of par value	373,205	371,486
Less: Common stock in treasury at cost - 4,240,325 and 4,198,654 shares as of September 30, 2018 and December 31, 2017, respectively	(70,437)	(68,179)
Accumulated other comprehensive loss, net of tax	(13,402)	(4,414)
Retained earnings	238,204	205,549
Total Bryn Mawr Bank Corporation shareholders' equity	552,103	528,802
Noncontrolling interest	(678)	(683)
Total shareholders' equity	551,425	528,119
Total liabilities and shareholders' equity	$4,388,442	$4,449,720
The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2018	2017	2018	2017
Interest income:
Interest and fees on loans and leases	$42,103	$30,892	$124,481	$88,517
Interest on cash and cash equivalents	64	36	181	137
Interest on investment securities:
Taxable	2,993	2,177	8,621	5,706
Non-taxable	71	91	233	302
Dividends	2	2	5	99
Total interest income	45,233	33,198	133,521	94,761
Interest expense:
Interest on deposits	5,533	2,198	13,504	6,009
Interest on short-term borrowings	1,096	547	2,711	811
Interest on FHLB advances and other borrowings	394	645	1,446	2,025
Interest on subordinated notes	1,144	370	3,430	1,110
Interest on junior subordinated debentures	337	—	946	—
Total interest expense	8,504	3,760	22,037	9,955
Net interest income	36,729	29,438	111,484	84,806
Provision for loan and lease losses	664	1,333	4,831	1,541
Net interest income after provision for loan and lease losses	36,065	28,105	106,653	83,265
Noninterest income:
Fees for wealth management services	10,343	9,651	31,309	28,761
Insurance commissions	1,754	1,373	5,349	3,079
Capital markets revenue	710	843	3,481	1,796
Service charges on deposits	726	676	2,191	1,953
Loan servicing and other fees	559	548	1,720	1,570
Net gain on sale of loans	631	799	1,677	1,948
Net gain on sale of investment securities available for sale	—	72	7	73
Net gain (loss) on sale of other real estate owned ("OREO")	5	—	292	(12)
Dividends on FHLB and FRB stock	375	217	1,316	649
Other operating income	3,171	1,405	10,543	3,779
Total noninterest income	18,274	15,584	57,885	43,596
Noninterest expenses:
Salaries and wages	16,528	13,602	48,750	39,632
Employee benefits	3,356	2,560	9,941	7,453
Occupancy and bank premises	2,717	2,485	8,464	7,258
Furniture, fixtures, and equipment	2,070	1,726	6,037	5,569
Advertising	349	277	1,179	1,068
Amortization of intangible assets	891	677	2,659	2,057
Due diligence, merger-related and merger integration expenses	389	850	7,761	2,597
Professional fees	997	739	2,677	2,499
Pennsylvania bank shares tax	472	317	1,418	1,278
Information technology	1,155	880	3,602	2,575
Other operating expenses	4,668	4,071	12,970	11,353
Total noninterest expenses	33,592	28,184	105,458	83,339
Income before income taxes	20,747	15,505	59,080	43,522
Income tax expense	4,066	4,766	12,419	14,306
Net income	$16,681	$10,739	$46,661	$29,216
Net (loss) income attributable to noncontrolling interest	(1)	—	5	—
Net income attributable to Bryn Mawr Bank Corporation	$16,682	$10,739	$46,656	$29,216
Basic earnings per common share	$0.82	$0.63	$2.31	$1.72
Diluted earnings per common share	$0.82	$0.62	$2.28	$1.69
Dividends paid or accrued per common share	$0.25	$0.22	$0.69	$0.64
Weighted-average basic shares outstanding	20,270,706	17,023,046	20,237,757	16,987,499
Dilutive shares	167,670	230,936	206,318	254,728
Adjusted weighted-average diluted shares	20,438,376	17,253,982	20,444,075	17,242,227

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income attributable to Bryn Mawr Bank Corporation	$16,682	$10,739	$46,656	$29,216

Other comprehensive (loss) income:
Net change in unrealized (losses) gains on investment securities available for sale:
Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(616), $105, $(2,337), and $535, respectively	(2,319)	196	(8,792)	995
Reclassification adjustment for net (gain) on sale realized in net income, net of tax (expense) of $0, $(25), $(1), and $(25), respectively	—	(47)	(6)	(48)
Reclassification adjustment for net (gain) realized on transfer of investment securities available for sale to trading, net of tax (expense) benefit of $0, $0, $(88), and $0, respectively	—	—	(329)	—
Unrealized investment (losses) gains, net of tax (benefit) expense of $(616), $80, $(2,426), and $510, respectively	(2,319)	149	(9,127)	947
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $28, $9, $37, and $34, respectively	108	15	139	62

Total other comprehensive (loss) income	(2,211)	164	(8,988)	1,009

Total comprehensive income	$14,471	$10,903	$37,668	$30,225

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$46,656	$29,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,831	1,541
Depreciation of fixed assets	4,584	4,181
Net amortization of investment premiums and discounts	2,373	2,189
Net gain on sale of investment securities available for sale	(7)	(73)
Net gain on sale of loans	(1,677)	(1,948)
Stock based compensation	1,944	1,476
Amortization and net impairment of mortgage servicing rights	549	619
Net accretion of fair value adjustments	(7,023)	(2,038)
Amortization of intangible assets	2,659	2,057
Impairment of OREO and other repossessed assets	6	200
Net (gain) loss on sale of OREO	(292)	12
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(876)	(602)
Other, net	(7,387)	2,130
Loans originated for resale	(72,545)	(91,214)
Proceeds from loans sold	73,650	95,599
Provision for deferred income taxes	4,768	325
Change in income taxes payable/receivable, net	6,033	(2,576)
Change in accrued interest receivable	1,014	(754)
Change in accrued interest payable	3,666	(467)
Net cash provided by operating activities	62,926	39,873

Investing activities:
Purchases of investment securities available for sale	(115,381)	(200,292)
Purchases of investment securities held to maturity	(1,328)	(3,466)
Proceeds from maturity and paydowns of investment securities available for sale	259,102	259,765
Proceeds from maturity and paydowns of investment securities held to maturity	312	71
Proceeds from sale of investment securities available for sale	7	12,982
Net change in FHLB stock	5,405	1,057
Proceeds from calls of investment securities	310	22,180
Net change in other investments	(4,059)	(314)
Purchase of domain name	—	(151)
Purchase of customer relationships	(215)	—
Purchase of portfolio loans and leases	(14,974)	—
Net portfolio loan and lease originations	(82,695)	(142,416)
Purchases of premises and equipment	(13,532)	(5,251)
Acquisitions, net of cash acquired	(380)	(4,792)
Capitalize costs to OREO	(24)	(50)
Proceeds from sale of OREO	430	375
Net cash provided by (used in) investing activities	32,978	(60,302)

Financing activities:
Change in deposits	(15,542)	104,558
Change in short-term borrowings	(11,367)	(23,277)
Dividends paid	(14,208)	(11,043)
Change in long-term FHLB advances and other borrowings	(66,371)	(55,000)
Payment of contingent consideration for business combinations	(660)	(100)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,489)	(1,112)
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	52	(98)
Repurchase of warrants from U.S. Treasury	(1,755)	—
Net purchase of treasury stock through publicly announced plans	(690)	—
Proceeds from exercise of stock options	1,456	1,288
Net cash (used in) provided by financing activities	(110,574)	15,216

Change in cash and cash equivalents	(14,670)	(5,213)
Cash and cash equivalents at beginning of period	60,024	50,765
Cash and cash equivalents at end of period	$45,354	$45,552

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$1,821	$16,537
Interest	$18,371	$10,422

Non-cash information:
Change in other comprehensive loss	$(8,988)	$1,009
Change in deferred tax due to change in comprehensive income	$(2,389)	$544
Transfer of loans to OREO and repossessed assets	$345	$309
Acquisition of noncash assets and liabilities:
Assets acquired	$1,466	$7,284
Liabilities assumed	$687	$2,492

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

(dollars in thousands, except share and per share data)

	For the Nine Months Ended September 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	46,656	—	46,656
Net income attributable to noncontrolling interest	—	—	—	—	—	—	5	5
Dividends paid or accrued, $0.69 per share	—	—	—	—	—	(14,099)	—	(14,099)
Other comprehensive loss, net of tax benefit of $2,389	—	—	—	—	(8,988)	—	—	(8,988)
Stock based compensation	—	—	1,944	—	—	—	—	1,944
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,489)	—	—	—	(1,489)
Net treasury stock activity for deferred compensation trusts	—	—	153	(101)	—	—	—	52
Purchase of treasury stock through publicly announced plans	—	—	—	(690)	—	—	—	(690)
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	172,387	172	1,385	—	—	—	—	1,557
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113

Balance September 30, 2018	24,532,745	$24,533	$373,205	$(70,437)	$(13,402)	$238,204	$(678)	$551,425

(1) Shares relating to the RBPI Merger (defined in Note 3 – Business Combinations below) recorded in April 2018.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - Recent Accounting Pronouncements

The following FASB Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation since January 1, 2018, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2018.

Adopted Pronouncements:

FASB ASU 2014-9 (Topic 606), “Revenue from Contracts with Customers”

The Corporation adopted ASU 2014-9 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, Visa debit card income, wealth management fees, investment brokerage fees, and the net gain on sale of OREO. Refer to Note 17 Revenue from Contracts with Customers for further discussion on the Corporation’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this ASU did not have an impact to our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2017-7 (Topic 715), “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

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

Upon adoption, the components of net periodic benefit cost other than the service cost component were reclassified retrospectively from “Employee benefits” to “Other operating expenses” in the Consolidated Statements of Income. Since both “Employee benefits” and “Other operating expenses” line items are under “Noninterest expenses”, there was no impact to total “Noninterest expenses” or “Net income.” The components of net periodic benefit cost are currently disclosed in Note 17 – “Pension and Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements found in our 2017 Annual Report. Additionally, the Corporation does not currently capitalize any components of its net periodic benefit costs. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

Pronouncements Not Yet Effective:

FASB ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”

Issued in June 2018, ASU 2018-07: Compensation - Stock Compensation (Topic 718), “Improvements to Nonemployee Share-Based Payment Accounting” expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Corporation has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting. As a result, management does not expect the adoption of this ASU to have an impact on our Consolidated Financial Statements and related disclosures.

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

It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Corporation’s allowance for credit losses, which will depend upon the nature and characteristics of the Corporation 's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at the adoption date. The Corporation has engaged the services of a third-party consultant as well as invested in software designed to assist management in the development and implementation of the new CECL model. Management has validated historical data uploaded within the third-party software and is beginning to develop the CECL model, including evaluating key assumptions such as portfolio segmentation, life of loan assumptions, and financial forecasts. The adoption of this ASU will also require the addition of an allowance for held-to-maturity debt securities. The Corporation currently does not intend to early adopt this new guidance.

FASB ASU 2016-2 (Topic 842), “Leases”

Issued in February 2016, ASU 2016-2 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-2 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is in-process of migrating data and key assumptions into a third-party lease accounting software to calculate the lease liability and right-of-use asset for all existing leases of the Corporation. Management is aware that the adoption of this ASU will impact the Corporation’s balance sheet for the recording of assets and liabilities for operating leases. Any additional assets recorded as a result of implementation will have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance.

FASB ASU 2018-12 (Topic 944), “Targeted Improvements to the Accounting for Long-Duration Contracts”

Issued in August 2018, ASU 2018-12 makes targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. Specifically, the ASU is intended to 1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, 2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, 3) simplify the amortization of deferred acquisition costs, and 4) improve the effectiveness of the required disclosures. ASU 2018-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted. As an independent insurance agent, the Corporation does not issue insurance contracts. As a result, management does not expect the adoption of this ASU to have an impact on our Consolidated Financial Statements and related disclosures.

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

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), as contemplated by the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase Corporation common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the Effective Date. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the Effective Date, which include the effects of any measurement period adjustments in accordance with ASC 805-10, are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,101,316)	$136,768
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	$138,740

Assets acquired:
Cash and due from banks	17,092
Investment securities available for sale	121,587
Loans	566,228
Premises and equipment	8,264
Deferred income taxes	34,586
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	13,996
Total assets	$783,539

Liabilities assumed:
Deposits	593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	$720,859

Net assets acquired	$62,680

Goodwill resulting from acquisition of RBPI	$76,060

Provisional Estimates of Fair Value of Certain Assets Acquired in the RBPI Merger
As of September 30, 2018, the accounting for the estimates of fair value for certain loans acquired in the RBPI Merger is incomplete. The Corporation is in the process of obtaining new information that will allow management to better estimate fair values that existed as of the Effective Date. When this information is obtained, management anticipates an adjustment to the provisional fair value assigned to certain acquired loans. These adjustments will result in corresponding adjustments to goodwill and net deferred tax asset. In accordance with ASC 805-10, the adjustments will be recorded in the period in which the new information about facts and circumstances that existed as of the Effective Date is obtained and reviewed.

During the nine months ended September 30, 2018, the Corporation adjusted certain provisional fair value estimates related to the RBPI Merger. The following table details the changes in fair value of the net assets acquired and liabilities assumed as of the Effective Date from the amounts originally reported in the 2017 Annual Report:

(dollars in thousands)
Goodwill resulting from the acquisition of RBPI reported as of December 31, 2017	$72,762

Value of Consideration Adjustment:
Common shares issued (2,562)	113

Fair Value Adjustments:
Loans	4,145
Other assets	491
Deferred income taxes	(1,451)
Total Fair Value Adjustments	3,185

Goodwill from the acquisition of RBPI as of September 30, 2018	$76,060

Methods Used to Fair Value Assets and Liabilities

For information regarding the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed, refer to Note 2 in the Notes to Consolidated Financial Statements in the 2017 Annual Report.

Loans Held for Investment

During the first and third quarters of 2018, new information became available related to certain loans acquired from RBPI which resulted in an adjustment to the fair value mark applied to acquired loans with evidence of credit quality deterioration. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans or over the recovery period of the underlying collateral on a level yield basis as an adjustment to yield. As a result of the adjustments, the Corporation recorded increases of $3.0 million and $1.6 million in nonaccretable difference in the first and third quarters of 2018, respectively. The adjustment to the aggregate expected cash flows less the Effective Date fair value resulted in an increase in accretable yield of $325 thousand. There were no adjustments to the fair value mark applied to the acquired loan portfolio during the second quarter of 2018.

The following table provides an updated summary of the acquired impaired loans and leases as of the Effective Date, which include the effects of any measurement period adjustments in accordance with ASC 805-10, resulting from the RBPI Merger:

(dollars in thousands)
Contractually required principal and interest payments	$40,741
Contractual cash flows not expected to be collected (nonaccretable difference)	(17,637)
Cash flows expected to be collected	23,104
Interest component of expected cash flows (accretable yield)	(2,644)
Fair value of loans acquired with deterioration of credit quality	$20,460

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, one contingent cash payment of $575 thousand was paid during the second quarter of 2018, and two contingent cash payments, not to exceed $575 thousand each, to be payable on each of May 24, 2019 and May 24, 2020, subject to the attainment of certain targets during the related periods. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

Pro Forma Income Statements (unaudited)

The following table presents the pro forma income statement of the combined institution (RBPI and the Corporation) for the three and nine months ended September 30, 2017 as if the RBPI Merger had occurred on January 1, 2017. The pro forma income statement adjustments are limited to the effects of purchase accounting fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma income statement. Due to the immaterial contribution to net income of the Hirshorn acquisition, which occurred during the year shown in the table, the pro forma effects of the Hirshorn acquisition have been excluded.

(dollars in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total interest income	$43,412	$126,976
Total interest expense	5,480	15,013
Net interest income	37,932	111,963
Provision for loan and lease losses	1,492	2,054
Net interest income after provision for loan and lease losses	36,440	109,909
Total noninterest income	16,015	45,481
Total noninterest expenses*	33,364	99,699
Income before income taxes	19,091	55,691
Income tax expense	5,843	18,306
Net income	$13,248	$37,385
Per share data**:
Weighted-average basic shares outstanding	20,121,800	20,086,253
Dilutive shares	261,935	284,294
Adjusted weighted-average diluted shares	20,383,735	20,370,547
Basic earnings per common share	$0.66	$1.86
Diluted earnings per common share	$0.65	$1.84

* Total noninterest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro forma presentation.

** Assumes that the shares of RBPI common stock outstanding as of December 31, 2017 were outstanding for the full three and nine month periods ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Advertising	$—	$89	$61	$108
Employee Benefits	—	5	271	10
Occupancy and bank premises	—	—	2,145	—
Furniture, fixtures, and equipment	—	31	365	37
Information technology	167	41	421	300
Professional fees	193	632	1,450	1,570
Salaries and wages	29	28	852	428
Other	—	24	2,196	144
Total due diligence, merger-related and merger integration expenses	$389	$850	$7,761	$2,597

Note 4 - Investment Securities

The amortized cost and fair value of investment securities available for sale as of September 30, 2018 and December 31, 2017 are as follows:

As of September 30, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	196,334	17	(5,898)	190,453
Obligations of state and political subdivisions	15,890	1	(92)	15,799
Mortgage-backed securities	292,005	344	(7,928)	284,421
Collateralized mortgage obligations	37,811	—	(1,618)	36,193
Other investment securities	1,100	—	(2)	1,098
Total	$543,240	$362	$(15,538)	$528,064

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,077	$11	$—	$200,088
Obligations of the U.S. government and agencies	153,028	75	(2,059)	151,044
Obligations of state and political subdivisions	21,352	11	(53)	21,310
Mortgage-backed securities	275,958	887	(1,855)	274,990
Collateralized mortgage obligations	37,596	14	(948)	36,662
Other investment securities	4,813	318	(23)	5,108
Total	$692,824	$1,316	$(4,938)	$689,202

The following tables present the aggregate amount of gross unrealized losses as of September 30, 2018 and December 31, 2017 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of September 30, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$82,187	$(1,634)	$107,601	$(4,264)	$189,788	$(5,898)
Obligations of state and political subdivisions	11,009	(21)	2,303	(71)	13,312	(92)
Mortgage-backed securities	136,170	(3,037)	130,269	(4,891)	266,439	(7,928)
Collateralized mortgage obligations	10,939	(86)	24,945	(1,532)	35,884	(1,618)
Other investment securities	549	(1)	249	(1)	798	(2)
Total	$240,854	$(4,779)	$265,367	$(10,759)	$506,221	$(15,538)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$114,120	$(1,294)	$26,726	$(765)	$140,846	$(2,059)
Obligations of state and political subdivisions	11,144	(29)	2,709	(24)	13,853	(53)
Mortgage-backed securities	177,919	(1,293)	31,787	(562)	209,706	(1,855)
Collateralized mortgage obligations	5,166	(47)	26,686	(901)	31,852	(948)
Other investment securities	1,805	(23)	—	—	1,805	(23)
Total	$310,154	$(2,686)	$87,908	$(2,252)	$398,062	$(4,938)

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

As of September 30, 2018 and December 31, 2017, securities having a fair value of $121.1 million and $126.2 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$12,265	$12,237	$211,019	$211,019
Due after one year through five years	176,700	171,374	126,452	124,797
Due after five years through ten years	24,459	23,839	23,147	22,804
Due after ten years	—	—	15,439	15,421
Subtotal	213,424	207,450	376,057	374,041
Mortgage-related securities(1)	329,816	320,614	313,554	311,652
Mutual funds with no stated maturity	—	—	3,213	3,509
Total	$543,240	$528,064	$692,824	$689,202

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2018 and December 31, 2017 are as follows:

As of September 30, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,916	$—	$(372)	$8,544

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,932	$5	$(86)	$7,851

The following tables present the aggregate amount of gross unrealized losses as of September 30, 2018 and December 31, 2017 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of September 30, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,882	$(132)	$4,662	$(240)	$8,544	$(372)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)

The amortized cost and fair value of held to maturity investment securities as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$8,916	$8,544	$7,932	$7,851

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2018 and December 31, 2017, the Corporation’s investment securities held in trading accounts totaled $8.3 million and $4.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. During the first quarter of 2018, $3.2 million of investment securities included within the rabbi trust account were reclassified from available for sale to trading. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

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

A. The table below details portfolio loans and leases as of the dates indicated:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$4,111	$—	$4,111	$3,794	$—	$3,794
Real Estate Loans:
Commercial mortgage	$1,259,397	$359,096	$1,618,493	$1,122,327	$401,050	$1,523,377
Home equity lines and loans	180,068	27,738	207,806	183,283	34,992	218,275
Residential mortgage	381,037	86,365	467,402	360,935	97,951	458,886
Construction	158,691	19,802	178,493	128,266	84,188	212,454
Total real estate loans	$1,979,193	$493,001	$2,472,194	$1,794,811	$618,181	$2,412,992
Commercial and industrial	618,200	104,799	722,999	589,304	130,008	719,312
Consumer	44,833	2,976	47,809	35,146	3,007	38,153
Leases	109,934	28,539	138,473	68,035	47,366	115,401
Total portfolio loans and leases	$2,752,160	$629,315	$3,381,475	$2,487,296	$798,562	$3,285,858
Total loans and leases	$2,756,271	$629,315	$3,385,586	$2,491,090	$798,562	$3,289,652
Loans with fixed rates	$1,167,097	$375,326	$1,542,423	$1,034,542	$538,510	$1,573,052
Loans with adjustable or floating rates	1,589,174	253,989	1,843,163	1,456,548	260,052	1,716,600
Total loans and leases	$2,756,271	$629,315	$3,385,586	$2,491,090	$798,562	$3,289,652
Net deferred loan origination fees included in the above loan table	$1,220	$—	$1,220	$887	$—	$887

B. Components of the net investment in leases are detailed as follows:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$122,596	$32,039	$154,635	$75,592	$55,219	$130,811
Unearned lease income	(17,717)	(4,293)	(22,010)	(10,338)	(9,523)	(19,861)
Initial direct costs and deferred fees	5,055	793	5,848	2,781	1,670	4,451
Total Leases	$109,934	$28,539	$138,473	$68,035	$47,366	$115,401

C. Non-Performing Loans and Leases(1)

	September 30, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$—	$735	$735	$90	$782	$872
Home equity lines and loans	1,692	241	1,933	1,221	260	1,481
Residential mortgage	1,968	802	2,770	1,505	2,912	4,417
Construction	291	—	291	—	—	—
Commercial and industrial	925	857	1,782	826	880	1,706
Consumer	42	75	117	—	—	—
Leases	479	883	1,362	103	—	103
Total non-performing loans and leases	$5,397	$3,593	$8,990	$3,745	$4,834	$8,579

(1) Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $393 thousand and $167 thousand of purchased credit-impaired loans as of September 30, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance	$38,062	$46,543
Carrying amount(1)	$27,519	$30,849

(1) Includes $393 thousand and $173 thousand of purchased credit-impaired loans as of September 30, 2018 and December 31, 2017, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $393 thousand and $167 thousand of purchased credit-impaired loans as of September 30, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition, which are disclosed in Note 5C, above, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2018:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2017	$4,083
Accretion	(1,819)
Reclassifications from nonaccretable difference	609
Additions/adjustments	329
Balance, September 30, 2018	$3,202

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of September 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$2,468	$—	$2,468	$1,615,290	$1,617,758	$735	$1,618,493
Home equity lines and loans	324	—	—	324	205,549	205,873	1,933	207,806
Residential mortgage	2,218	179	—	2,397	462,235	464,632	2,770	467,402
Construction	488	—	—	488	177,714	178,202	291	178,493
Commercial and industrial	1,115	1,255	—	2,370	718,847	721,217	1,782	722,999
Consumer	46	23	—	69	47,623	47,692	117	47,809
Leases	751	252	—	1,003	136,108	137,111	1,362	138,473
Total portfolio loans and leases	$4,942	$4,177	$—	$9,119	$3,363,366	$3,372,485	$8,990	$3,381,475

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,366	$2,428	$—	$3,794	$1,518,711	$1,522,505	$872	$1,523,377
Home equity lines and loans	338	10	—	348	216,446	216,794	1,481	218,275
Residential mortgage	1,386	79	—	1,465	453,004	454,469	4,417	458,886
Construction	—	—	—	—	212,454	212,454	—	212,454
Commercial and industrial	658	286	—	944	716,662	717,606	1,706	719,312
Consumer	1,106	—	—	1,106	37,047	38,153	—	38,153
Leases	125	177	—	302	114,996	115,298	103	115,401
Total portfolio loans and leases	$4,979	$2,980	$—	$7,959	$3,269,320	$3,277,279	$8,579	$3,285,858

*Included as “current” are $720 thousand and $4.1 million of loans and leases as of September 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of September 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$76	$—	$76	$1,259,321	$1,259,397	$—	$1,259,397
Home equity lines and loans	250	—	—	250	178,126	178,376	1,692	180,068
Residential mortgage	1,475	—	—	1,475	377,594	379,069	1,968	381,037
Construction	488	—	—	488	157,912	158,400	291	158,691
Commercial and industrial	1,051	1,255	—	2,306	614,969	617,275	925	618,200
Consumer	46	23	—	69	44,722	44,791	42	44,833
Leases	407	115	—	522	108,933	109,455	479	109,934
Total originated portfolio loans and leases	$3,717	$1,469	$—	$5,186	$2,741,577	$2,746,763	$5,397	$2,752,160

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,255	$81	$—	$1,336	$1,120,901	$1,122,237	$90	$1,122,327
Home equity lines and loans	26	—	—	26	182,036	182,062	1,221	183,283
Residential mortgage	721	—	—	721	358,709	359,430	1,505	360,935
Construction	—	—	—	—	128,266	128,266	—	128,266
Commercial and industrial	439	236	—	675	587,803	588,478	826	589,304
Consumer	21	—	—	21	35,125	35,146	—	35,146
Leases	125	177	—	302	67,630	67,932	103	68,035
Total originated portfolio loans and leases	$2,587	$494	$—	$3,081	$2,480,470	$2,483,551	$3,745	$2,487,296

*Included as “current” are $720 thousand and $4.0 million of loans and leases as of September 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of September 30, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$2,392	$—	$2,392	$355,969	$358,361	$735	$359,096
Home equity lines and loans	74	—	—	74	27,423	27,497	241	27,738
Residential mortgage	743	179	—	922	84,641	85,563	802	86,365
Construction	—	—	—	—	19,802	19,802	—	19,802
Commercial and industrial	64	—	—	64	103,878	103,942	857	104,799
Consumer	—	—	—	—	2,901	2,901	75	2,976
Leases	344	137	—	481	27,175	27,656	883	28,539
Total acquired portfolio loans and leases	$1,225	$2,708	$—	$3,933	$621,789	$625,722	$3,593	$629,315

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$111	$2,347	$—	$2,458	$397,810	$400,268	$782	$401,050
Home equity lines and loans	312	10	—	322	34,410	34,732	260	34,992
Residential mortgage	665	79	—	744	94,295	95,039	2,912	97,951
Construction	—	—	—	—	84,188	84,188	—	84,188
Commercial and industrial	219	50	—	269	128,859	129,128	880	130,008
Consumer	1,085	—	—	1,085	1,922	3,007	—	3,007
Leases	—	—	—	—	47,366	47,366	—	47,366
Total acquired portfolio loans and leases	$2,392	$2,486	$—	$4,878	$788,850	$793,728	$4,834	$798,562

*Included as “current” are $0 and $102 thousand of loans and leases as of September 30, 2018 and December 31, 2017, respectively, which are classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and nine months ended September 30, 2018 and 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525
Charge-offs	(74)	(225)	(42)	—	(1,069)	(165)	(2,416)	—	(3,991)
Recoveries	8	1	55	1	17	5	232	—	319
Provision for loan and lease losses	60	30	(121)	303	1,319	232	3,008	—	4,831
Balance, September 30, 2018	$7,544	$892	$1,818	$1,241	$5,305	$318	$1,566	$—	$18,684

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$—	$19,398
Charge-offs	(58)	—	(42)	—	(319)	(73)	(1,068)	—	(1,560)
Recoveries	2	—	54	—	16	2	108	—	182
Provision for loan and lease losses	(433)	(41)	(127)	83	(64)	100	1,146	—	664
Balance, September 30, 2018	$7,544	$892	$1,818	$1,241	$5,305	$318	$1,566	$—	$18,684

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$—	$17,486
Charge-offs	—	(676)	(158)	—	(560)	(96)	(924)	—	(2,414)
Recoveries	9	—	85	3	18	5	271	—	391
Provision for loan and lease losses	1,096	513	(23)	(1,306)	280	148	833	—	1,541
Balance, September 30, 2017	$7,332	$1,092	$1,821	$930	$4,880	$210	$739	$—	$17,004

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, June 30, 2017	$6,608	$1,214	$1,776	$1,111	$4,813	$177	$700	$—	$16,399
Charge-offs	—	(69)	(88)	—	(301)	(37)	(411)	—	(906)
Recoveries	3	—	85	1	2	1	86	—	178
Provision for loan and lease losses	721	(53)	48	(182)	366	69	364	—	1,333
Balance, September 30, 2017	$7,332	$1,092	$1,821	$930	$4,880	$210	$739	$—	$17,004

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$228	$—	$11	$20	$—	$—	$278
Collectively evaluated for impairment	7,544	873	1,590	1,241	5,294	298	1,566	—	18,406
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,544	$892	$1,818	$1,241	$5,305	$318	$1,566	$—	$18,684

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$230	$—	$5	$4	$—	$—	$258
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	—	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$736	$2,602	$5,940	$291	$1,757	$144	$—	$11,470
Collectively evaluated for impairment	1,609,375	204,694	461,462	175,802	705,015	47,665	138,473	3,342,486
Purchased credit-impaired(1)	8,382	510	—	2,400	16,227	—	—	27,519
Total	$1,618,493	$207,806	$467,402	$178,493	$722,999	$47,809	$138,473	$3,381,475

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,128	$2,162	$7,726	$—	$1,897	$27	$—	$13,940
Collectively evaluated for impairment	1,503,825	215,604	451,160	204,088	712,865	38,126	115,401	3,241,069
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$1,523,377	$218,275	$458,886	$212,454	$719,312	$38,153	$115,401	$3,285,858

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$179	$—	$4	$4	$—	$206
Collectively evaluated for impairment	7,544	873	1,590	1,241	5,294	298	1,566	18,406
Total	$7,544	$892	$1,769	$1,241	$5,298	$302	$1,566	$18,612

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$180	$—	$5	$4	$—	$208
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	17,267
Total	$7,550	$1,086	$1,876	$937	$5,038	$246	$742	$17,475

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$—	$2,361	$4,268	$291	$1,294	$68	$—	$8,282
Collectively evaluated for impairment	1,259,397	177,707	376,769	158,400	616,906	44,765	109,934	2,743,878
Total	$1,259,397	$180,068	$381,037	$158,691	$618,200	$44,833	$109,934	$2,752,160

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$1,902	$4,418	$—	$1,186	$27	$—	$8,878
Collectively evaluated for impairment	1,120,982	181,381	356,517	128,266	588,118	35,119	68,035	2,478,418
Total	$1,122,327	$183,283	$360,935	$128,266	$589,304	$35,146	$68,035	$2,487,296

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$49	$—	$7	$16	$—	$72
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$49	$—	$7	$16	$—	$72

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$50	$—	$—	$—	$—	$50
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$50	$—	$—	$—	$—	$50

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$736	$241	$1,672	$—	$463	$76	$—	$3,188
Collectively evaluated for impairment	349,978	26,987	84,693	17,402	88,109	2,900	28,539	598,608
Purchased credit-impaired(1)	8,382	510	—	2,400	16,227	—	—	27,519
Total	$359,096	$27,738	$86,365	$19,802	$104,799	$2,976	$28,539	$629,315

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$783	$260	$3,308	$—	$711	$—	$—	$5,062
Collectively evaluated for impairment	382,843	34,223	94,643	75,822	124,747	3,007	47,366	762,651
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$401,050	$34,992	$97,951	$84,188	$130,008	$3,007	$47,366	$798,562

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Pass	$1,592,174	$1,490,862	$168,897	$193,227	$697,913	$711,145	$2,458,984	$2,395,234
Special Mention	2,321	13,448	934	3,902	2,425	889	5,680	18,239
Substandard	23,447	18,194	8,662	15,325	22,660	6,013	54,769	39,532
Doubtful	551	873	—	—	1	1,265	552	2,138
Total	$1,618,493	$1,523,377	$178,493	$212,454	$722,999	$719,312	$2,519,985	$2,455,143

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$464,632	$454,469	$205,873	$216,794	$47,692	$38,153	$137,111	$115,298	$855,308	$824,714
Non-performing	2,770	4,417	1,933	1,481	117	—	1,362	103	6,182	6,001
Total	$467,402	$458,886	$207,806	$218,275	$47,809	$38,153	$138,473	$115,401	$861,490	$830,715

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Pass	$1,252,916	$1,114,171	$152,429	$126,260	$610,730	$586,896	$2,016,075	$1,827,327
Special Mention	—	—	—	—	2,198	664	2,198	664
Substandard	6,481	8,156	6,262	2,006	5,271	1,389	18,014	11,551
Doubtful	—	—	—	—	1	355	1	355
Total	$1,259,397	$1,122,327	$158,691	$128,266	$618,200	$589,304	$2,036,288	$1,839,897

Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$379,069	$359,430	$178,376	$182,062	$44,791	$35,146	$109,455	$67,932	$711,691	$644,570
Non-performing	1,968	1,505	1,692	1,221	42	—	479	103	4,181	2,829
Total	$381,037	$360,935	$180,068	$183,283	$44,833	$35,146	$109,934	$68,035	$715,872	$647,399

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of September 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage		Construction		Commercial and Industrial		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Pass	$339,258	$376,691	$16,468	$66,967	$87,183	$124,249	$442,909	$567,907
Special Mention	2,321	13,448	934	3,902	227	225	3,482	17,575
Substandard	16,966	10,038	2,400	13,319	17,389	4,624	36,755	27,981
Doubtful	551	873	—	—	—	910	551	1,783
Total	$359,096	$401,050	$19,802	$84,188	$104,799	$130,008	$483,697	$615,246

 Credit Risk Profile by Payment Activity

	Residential Mortgage		Home Equity Lines and Loans		Consumer		Leases		Total
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$85,563	$95,039	$27,497	$34,732	$2,901	$3,007	$27,656	$47,366	$143,617	$180,144
Non-performing	802	2,912	241	260	75	—	883	—	2,001	3,172
Total	$86,365	$97,951	$27,738	$34,992	$2,976	$3,007	$28,539	$47,366	$145,618	$183,316

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	September 30, 2018	December 31, 2017
TDRs included in nonperforming loans and leases	$1,208	$3,289
TDRs in compliance with modified terms	4,316	5,800
Total TDRs	$5,524	$9,089

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended September 30, 2018:

	For the Three Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	—	$—	$—
Residential mortgages	4	406	430
Leases	—	—	—
Total	4	$406	$430

The following table presents information regarding the types of loan and lease modifications made for the three months ended September 30, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	—	—	—	—
Residential mortgages	1	—	—	—	3
Leases	—	—	—	—	—
Total	1	—	—	—	3

The following table presents information regarding loan and lease modifications categorized as TDRs for the nine months ended September 30, 2018:

	For the Nine Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$8	$8
Residential mortgages	6	625	649
Commercial and industrial	1	18	18
Leases	2	33	33
Total	10	$684	$708

The following table presents information regarding the types of loan and lease modifications made for the nine months ended September 30, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	1	—	—	—
Residential mortgages	2	1	—	—	3
Commercial and industrial	—	1	—	—	—
Leases	—	—	—	2	—
Total	2	3	—	2	3

During the nine months ended September 30, 2018, one home equity line of credit with a principal balance of $25 thousand and one lease with a principal balance of $50 thousand, which had been previously modified to troubled debt restructurings defaulted and were charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the three and nine months ended September 30, 2018 and 2017 (purchased credit-impaired loans are not included in the tables):

As of and for the Three Months Ended September 30, 2018	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$567	$567	$19	$569	$6	$—
Residential mortgage	1,699	1,699	228	1,702	20	—
Commercial and industrial	25	25	12	25	—	—
Consumer	58	58	19	58	—	—
Total	$2,349	$2,349	$278	$2,354	$26	$—

Impaired loans without related allowance*:
Commercial mortgage	$735	$793	$—	$930	$—	$—
Home equity lines and loans	2,035	2,096	—	2,064	2	—
Residential mortgage	4,242	4,328	—	4,299	24	—
Construction	291	291	—	294	—	—
Commercial and industrial	1,733	2,665	—	2,138	5	—
Consumer	86	86	—	87	—	—
Total	$9,122	$10,259	$—	$9,812	$31	$—
Grand total	$11,471	$12,608	$278	$12,166	$57	$—

*The table above does not include the recorded investment of $1.4 million of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Nine Months Ended September 30, 2018	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$567	$567	$19	$572	$17	$—
Residential mortgage	1,699	1,699	228	1,709	60	—
Commercial and industrial	25	25	12	29	1	—
Consumer	58	58	19	58	1	—
Total	$2,349	$2,349	$278	$2,368	$79	$—

Impaired loans without related allowance*:
Commercial mortgage	$735	$793	$—	$825	$6	$—
Home equity lines and loans	2,035	2,096	—	2,086	10	—
Residential mortgage	4,242	4,328	—	4,228	91	—
Construction	291	291		239	5	—
Commercial and industrial	1,733	2,665	—	2,236	56	—
Consumer	86	86		88	3	—
Total	$9,122	$10,259	$—	$9,702	$171	$—
Grand total	$11,471	$12,608	$278	$12,070	$250	$—

*The table above does not include the recorded investment of $1.4 million of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Three Months Ended September 30, 2017	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$21	$21	$3	$21	$—	$—
Residential mortgage	1,770	1,770	116	1,776	23	—
Consumer	27	27	4	28	—	—
Total	$1,818	$1,818	$123	$1,825	$23	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,449	$1,485	$—	$1,451	$15	$—
Home equity lines and loans	633	694	—	655	1	—
Residential mortgage	4,688	5,015	—	4,243	43	—
Commercial and industrial	1,940	2,796	—	2,605	2	—
Total	$8,710	$9,990	$—	$8,954	$61	$—
Grand total	$10,528	$11,808	$123	$10,779	$84	$—

*The table above does not include the recorded investment of $270 thousand of impaired leases without a related Allowance.

**Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Nine Months Ended September 30, 2017	Recorded Investment**	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$21	$21	$3	$21	$1	$—
Residential mortgage	1,770	1,770	116	1,797	67	—
Consumer	27	27	4	28	1	—
Total	$1,818	$1,818	$123	$1,846	$69	$—

Impaired loans without related allowance*:
Commercial mortgage	$1,449	$1,485	$—	$1,475	$45	$—
Home equity lines and loans	633	694	—	669	5	—
Residential mortgage	4,688	5,015	—	4,288	118	—
Commercial and industrial	1,940	2,796	—	2,746	34	—
Total	$8,710	$9,990	$—	$9,178	$202	$—
Grand total	$10,528	$11,808	$123	$11,024	$271	$—

*The table above does not include the recorded investment of $270 thousand of impaired leases without a related Allowance.

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

I. Loan Mark

Loans acquired in mergers and acquisitions are recorded at fair value as of the date of the transaction. This adjustment to the acquired principal amount is referred to as the “Loan Mark.” With the exception of purchased credit impaired loans, for which the Loan Mark is accounted under ASC 310-30, the Loan Mark is amortized or accreted as an adjustment to yield over the lives of the loans.

The following tables detail, for acquired loans, the outstanding principal, remaining Loan Mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of September 30, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$369,894	$(10,798)	$359,096
Home equity lines and loans	30,240	(2,502)	27,738
Residential mortgage	89,302	(2,937)	86,365
Construction	20,142	(340)	19,802
Commercial and industrial	111,799	(7,000)	104,799
Consumer	3,094	(118)	2,976
Leases	29,793	(1,254)	28,539
Total	$654,264	$(24,949)	$629,315

	As of December 31, 2017
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$412,263	$(11,213)	$401,050
Home equity lines and loans	37,944	(2,952)	34,992
Residential mortgage	101,523	(3,572)	97,951
Construction	86,081	(1,893)	84,188
Commercial and industrial	141,960	(11,952)	130,008
Consumer	3,051	(44)	3,007
Leases	50,530	(3,164)	47,366
Total	$833,352	$(34,790)	$798,562

Note 6 - Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,511	$5,682
Additions	—	282
Amortization	(206)	(229)
Recovery / (Impairment)	23	(3)
Balance, end of period	$5,328	$5,732
Fair value	$6,586	$6,146

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Balance, beginning of period	$5,861	$5,582
Additions	16	770
Amortization	(623)	(571)
Recovery / (Impairment)	74	(49)
Balance, end of period	$5,328	$5,732
Fair value	$6,586	$6,146
Residential mortgage loans serviced for others	$596,162	$647,997

As of September 30, 2018, and December 31, 2017, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Fair value amount of MSRs	$6,586	$6,397
Weighted average life (in years)	6.6	6.1
Prepayment speeds (constant prepayment rate)*	8.7%	10.3%
Impact on fair value:
10% adverse change	$(85)	$(194)
20% adverse change	$(190)	$(394)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(245)	$(225)
20% adverse change	$(472)	$(434)

  * Represents the weighted average prepayment rate for the life of the MSR asset.

At September 30, 2018 and December 31, 2017 the fair value of the MSRs was $6.6 million and $6.4 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 - Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the nine months ended September 30, 2018:

(dollars in thousands)	Balance December 31, 2017	Additions	Adjustments	Amortization	Balance September 30, 2018	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	153,545	—	3,298	—	156,843	Indefinite
Goodwill – Insurance	5,932	677	—	—	6,609	Indefinite
Total Goodwill	$179,889	$677	$3,298	$—	$183,864
Core deposit intangible	$7,380	$—	$—	$(1,108)	$6,272	10 years
Customer relationships	14,173	994	—	(1,271)	13,896	10 to 20 years
Non-compete agreements	1,319	—	—	(171)	1,148	5 to 10 years
Trade name	2,322	—	—	(49)	2,273	3 years to Indefinite
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	621	—	—	(60)	561	1 to 16 years
Total Intangible Assets	$25,966	$994	$—	$(2,659)	$24,301
Total Goodwill and Intangible Assets	$205,855	$1,671	$3,298	$(2,659)	$208,165

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2017 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eleven months ended September 30, 2018, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 - Deposits

The following table details the components of deposits:

	September 30, 2018	December 31, 2017
(dollars in thousands)
Interest-bearing demand	$578,243	$481,336
Money market	812,027	862,639
Savings	286,266	338,572
Retail time deposits	561,123	532,202
Wholesale non-maturity deposits	24,040	62,276
Wholesale time deposits	261,164	171,929
Total interest-bearing deposits	$2,522,863	$2,448,954
Noninterest-bearing deposits	834,363	924,844
Total deposits	$3,357,226	$3,373,798

Note 9 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Repurchase agreements* – commercial customers	$21,548	$25,865
Short-term FHLB advances	204,950	212,000
Total short-term borrowings	$226,498	$237,865
* Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at period-end	$226,498	$180,874	$226,498	$180,874
Maximum amount outstanding at any month end	$302,932	$184,578	$302,932	$184,578
Average balance outstanding during the period	$218,551	$182,845	$205,046	$110,268

Weighted-average interest rate:
As of the period-end	2.18%	1.17%	2.18%	1.17%
Paid during the period	2.09%	1.19%	1.85%	0.98%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of September 30, 2018 and December 31, 2017, the Corporation had $72.8 million and $139.1 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	September 30, 2018	December 31, 2017
Within one year	$28,106	$83,766
Over one year through five years	44,735	55,374
Total	$72,841	$139,140

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	September 30, 2018	December 31, 2017
Bullet maturity – fixed rate	10/1/2018	1/2/2020	1.32%	1.31%	2.45%	$72,841	$118,131
Convertible-fixed(2)	N/A	N/A	N/A	N/A	N/A	—	21,009
Total						$72,841	$139,140

(1)Maturity range, weighted average rate and coupon rate range refers to September 30, 2018 balances.
(2) FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of September 30, 2018, the Corporation held no FHLB advances with this convertible feature.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $14.7 million at September 30, 2018, and $20.1 million at December 31, 2017. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.50 billion as of September 30, 2018 of which the unused capacity was $1.20 billion. In addition, there were $79.0 million in the overnight federal funds line available and $139.6 million of Federal Reserve Discount Window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of September 30, 2018, and December 31, 2017:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,855	4.25%	$68,829	4.25%
Subordinated notes – due 2025	29,627	4.75%	29,587	4.75%
Total subordinated notes	$98,482		$98,416

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

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although the Corporation owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.48% as of September 30, 2018. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2018, there were no fair value adjustments related to credit quality.

Risk Participation Agreements. The Corporation may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase an RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased.”

The following tables detail the derivative instruments as of September 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of September 30, 2018:
Customer derivatives – interest rate swaps	$295,566	$5,843	$295,566	$5,843
RPAs sold	—	—	865	1
RPAs purchased	35,464	43	—	—
Total derivatives	$331,030	$5,886	$296,431	$5,844
As of December 31, 2017:
Customer derivatives – interest rate swaps	$124,627	$1,895	$124,627	$1,895
RPAs sold	—	—	899	3
RPAs purchased	14,710	21	—	—
Total derivatives	$139,337	$1,916	$125,526	$1,898

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at September 30, 2018 and December 31, 2017 was $420 thousand and $1.3 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $1.8 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three or nine months ended September 30, 2018 or 2017.

Note 14 - Shareholders’ Equity

Dividend

On October 17, 2018, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.25 per share payable December 1, 2018 to shareholders of record as of November 1, 2018. During the third quarter of 2018, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.25 per share. This dividend totaled $5.1 million, based on outstanding shares and restricted stock units as of August 1, 2018 of 20,443,918 shares.

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

For the three and nine months ended September 30, 2018, the Corporation did not issue any shares under the Plan. No RFWs were approved during the three and nine months ended September 30, 2018. No other sales of equity securities were executed under the Shelf Registration Statement during the three and nine months ended September 30, 2018.

Option Exercises and Vesting of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and nine months ended September 30, 2018, 15,150 shares and 63,825 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $349 thousand and $1.5 million, respectively. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $708 thousand and $1.9 million for the three and nine months ended September 30, 2018, respectively.

Stock Repurchases

On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended September 30, 2018, 14,263 shares were repurchased under the 2015 Program. As of September 30, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 175,037. In addition to the 2015 Program, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive (Loss) Income

The following table details the components of accumulated other comprehensive (loss) income for the three and nine month periods ended September 30, 2018 and 2017:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)
Other comprehensive (loss) income	(2,319)	108	(2,211)
Balance, September 30, 2018	$(11,988)	$(1,414)	$(13,402)

Balance, June 30, 2017	$(433)	$(1,131)	$(1,564)
Other comprehensive income	149	15	164
Balance, September 30, 2017	$(284)	$(1,116)	$(1,400)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(9,127)	139	(8,988)
Balance, September 30, 2018	$(11,988)	$(1,414)	$(13,402)

Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Other comprehensive income	947	62	1,009
Balance, September 30, 2017	$(284)	$(1,116)	$(1,400)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and nine month periods ended September 30, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	Three Months Ended September 30,		Affected Income Statement Category
	2018	2017
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$72	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	—	—	Other operating income
Total	$—	$72
Income tax effect	—	25	Income tax expense
Net of income tax	$—	$47	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$25	$24	Other operating expenses
Income tax effect	5	8	Income tax expense
Net of income tax	$20	$16	Net income

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	Nine Months Ended September 30,		Affected Income Statement Category
	2018	2017
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$7	$73	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	417	—	Other operating income
Total	$424	$73
Income tax effect	89	27	Income tax expense
Net of income tax	$335	$46	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs*	$75	$71	Other operating expenses
Income tax effect	15	25	Income tax expense
Net of income tax	$60	$46	Net income

 *Accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 16 - Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into common shares and RSUs and PSUs were vested. Proceeds assumed to have been received on option exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except share and per share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$16,682	$10,739	$46,656	$29,216
Denominator for basic earnings per share – weighted average shares outstanding	20,270,706	17,023,046	20,237,757	16,987,499
Effect of dilutive common shares	167,670	230,936	206,318	254,728
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,438,376	17,253,982	20,444,075	17,242,227
Basic earnings per share	$0.82	$0.63	$2.31	$1.72
Diluted earnings per share	$0.82	$0.62	$2.28	$1.69
Antidilutive shares excluded from computation of average dilutive earnings per share	22,232	21,621	48,807	47,268

Note 17 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and nine months ended September 30, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$10,343	$10,343	$—	$9,651	$9,651
Insurance commissions	—	1,754	1,754	—	1,373	1,373
Capital markets revenue(1)	710	—	710	843	—	843
Service charges on deposit accounts	726	—	726	676	—	676
Loan servicing and other fees(1)	559	—	559	548	—	548
Net gain on sale of loans(1)	631	—	631	799	—	799
Net gain on sale of investment securities available for sale(1)	—	—	—	72	—	72
Net gain on sale of other real estate owned	5	—	5	—	—	—
Dividends on FHLB and FRB stock(1)	375	—	375	217	—	217
Other operating income(2)	3,123	48	3,171	1,364	41	1,405
Total noninterest income	$6,129	$12,145	$18,274	$4,519	$11,065	$15,584

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $595 thousand and $520 thousand for the three months ended September 30, 2018 and 2017, respectively, which are within the scope of ASC 606.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$31,309	$31,309	$—	$28,761	$28,761
Insurance commissions	—	5,349	5,349	—	3,079	3,079
Capital markets revenue(1)	3,481	—	3,481	1,796	—	1,796
Service charges on deposit accounts	2,191	—	2,191	1,953	—	1,953
Loan servicing and other fees(1)	1,720	—	1,720	1,570	—	1,570
Net gain on sale of loans(1)	1,677	—	1,677	1,948	—	1,948
Net gain on sale of investment securities available for sale(1)	7	—	7	73	—	73
Net gain (loss) on sale of other real estate owned	292	—	292	(12)	—	(12)
Dividends on FHLB and FRB stock(1)	1,316	—	1,316	649	—	649
Other operating income(2)	10,393	150	10,543	3,641	138	3,779
Total noninterest income	$21,077	$36,808	$57,885	$11,618	$31,978	$43,596

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $1.7 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, which are within the scope of ASC 606.

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

Insurance Commissions: The Corporation earns commissions from the sale of insurance policies, which are generally calculated as a percentage of the policy premium, and contingent income, which is calculated based on the volume and performance of the policies held by each carrier. Obligations for the sale of insurance policies are generally satisfied at the point in time which the policy is executed and are recognized at the point in time in which the amounts are known and collection is reasonably assured. Performance metrics for contingent income are generally satisfied over time, not exceeding one year, and are recognized at the point in time in which the amounts are known and collection is reasonably assured.

Visa Debit Card Income: The Corporation earns income fees from debit cardholder transactions conducted through the Visa payment network. Fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

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

The equity awards are authorized to be in the form of, among others, options to purchase the Corporation’s common stock, RSUs and PSUs.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the three months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2018	66,571	$19.26	$4.71
Forfeited	—	—	—
Expired	—	—	—
Exercised	(15,150)	$23.02	$5.09
Options outstanding, September 30, 2018	51,421	$18.15	$4.60

The following table provides information about options outstanding for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2017	115,246	$20.73	$4.86
Forfeited	—	—	—
Expired	—	—	—
Exercised	(63,825)	$22.81	$5.06
Options outstanding, September 30, 2018	51,421	$18.15	$4.60

As of September 30, 2018 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Proceeds from exercise of stock options	$349	$283	$1,456	$1,288
Related tax benefit recognized	81	96	312	402
Net proceeds of options exercised	$430	$379	$1,768	$1,690

Intrinsic value of options exercised	$386	$273	$1,484	$1,147

The following table provides information about options outstanding and exercisable at September 30, 2018:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	51,421	51,421
Weighted average exercise price	$18.15	$18.15
Aggregate intrinsic value	$1,478	$1,478
Weighted average remaining contractual term in years	0.9	0.9

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

For the three and nine months ended September 30, 2018, the Corporation recognized $318 thousand and $873 thousand, respectively, of expense related to the Corporation’s RSUs. As of September 30, 2018, there was $2.3 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.3 years.

The following table details the RSUs for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	68,595	$36.89	75,707	$35.80
Granted	23,843	$46.29	26,243	$46.07
Vested	(16,122)	$33.65	(24,469)	$32.16
Forfeited	—	$—	(1,165)	$35.36
Ending balance	76,316	$40.51	76,316	$40.51

PSUs

For the three and nine months ended September 30, 2018, the Corporation recognized $390 thousand and $1.1 million, respectively, of expense related to the PSUs. As of September 30, 2018, there was $3.3 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the PSUs for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	130,260	$26.73	168,453	$24.76
Granted	40,722	$44.56	40,722	$44.56
Vested	(48,056)	$16.04	(81,840)	$16.40
Forfeited	—	$—	(4,409)	$26.57
Ending balance	122,926	$36.82	122,926	$36.82

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

As of September 30, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	190,453	—	190,453	—
Obligations of state & political subdivisions	15,799	—	15,799	—
Mortgage-backed securities	284,421	—	284,421	—
Collateralized mortgage obligations	36,193	—	36,193	—
Other investment securities	1,098	—	1,098	—
Total investment securities available for sale	$528,064	$100	$527,964	$—

Investment securities trading:
Mutual funds	$8,340	$8,340	$—	$—

Derivatives:
Interest rate swaps	$5,886	$—	$5,886	$—
Total recurring fair value measurements	$542,290	$8,440	$533,850	$—

As of December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,088	$200,088	$—	$—
Obligations of U.S. government & agencies	151,044	—	151,044	—
Obligations of state & political subdivisions	21,310	—	21,310	—
Mortgage-backed securities	274,990	—	274,990	—
Collateralized mortgage obligations	36,662	—	36,662	—
Mutual funds	3,509	3,509	—	—
Other investment securities	1,599	—	1,599	—
Total investment securities available for sale	$689,202	$203,597	$485,605	$—

Investment securities trading:
Mutual funds	$4,610	$4,610	$—	$—

Derivatives:
Interest rate swaps	$1,898	$—	$1,898	$—
Total recurring fair value measurements	$695,710	$208,207	$487,503	$—

There have been no transfers between levels during the three and nine months ended September 30, 2018.

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

Mortgage Servicing Rights

The model to value MSRs estimates the present value of projected net servicing cash flows of the remaining servicing portfolio based on various assumptions, including changes in anticipated loan prepayment rates, the discount rate, reflective of a market participant's required return on an investment for similar assets, and other market-based economic factors. All of these assumptions are considered to be unobservable inputs. Accordingly, MSRs are classified within Level 3 of the fair value hierarchy.

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

As of September 30, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$6,586	$—	$—	$6,586
Impaired loans and leases	12,593	—	—	12,593
OREO	529	—	—	529
Total non-recurring fair value measurements	$19,708	$—	$—	$19,708

As of December 31, 2017
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$6,397	$—	$—	$6,397
Impaired loans and leases	13,954	—	—	13,954
OREO	304	—	—	304
Total non-recurring fair value measurements	$20,655	$—	$—	$20,655

During the three and nine months ended September 30, 2018, a decrease of $148 thousand and an increase of $20 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of September 30, 2018		As of December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level*	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$45,354	$45,354	$60,024	$60,024
Investment securities - available for sale	See Note 19	528,064	528,064	689,202	689,202
Investment securities - trading	See Note 19	8,340	8,340	4,610	4,610
Investment securities – held to maturity	Level 2	8,916	8,544	7,932	7,851
Loans held for sale	Level 2	4,111	4,111	3,794	3,794
Net portfolio loans and leases	Level 3	3,362,791	3,362,757	3,268,333	3,293,802
MSRs	Level 3	5,328	6,586	5,861	6,397
Interest rate swaps	Level 2	5,843	5,843	1,895	1,895
RPAs purchased	Level 2	43	43	21	21
Other assets	Level 3	44,439	44,439	46,799	46,799
Total financial assets		$4,013,229	$4,014,081	$4,088,471	$4,114,395
Financial liabilities:
Deposits	Level 2	$3,357,226	$3,351,183	$3,373,798	$3,368,276
Short-term borrowings	Level 2	226,498	226,498	237,865	237,865
Long-term FHLB advances	Level 2	72,841	71,978	139,140	138,685
Subordinated notes	Level 2	98,482	97,892	98,416	95,044
Junior subordinated debentures	Level 2	21,538	23,564	21,416	19,366
Interest rate swaps	Level 2	5,843	5,843	1,895	1,895
RPAs sold	Level 2	1	1	3	3
Other liabilities	Level 3	60,432	60,432	49,071	49,071
Total financial liabilities		$3,842,861	$3,837,391	$3,921,604	$3,910,205

* See Note 19 in the Notes to Unaudited Consolidated Financial Statements above for a description of hierarchy levels.

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 2018 and December 31, 2017 were $764.7 million and $748.3 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of September 30, 2018 and December 31, 2017 were $21.2 million and $17.7 million, respectively.

Contingencies

Legal Matters

In the ordinary course of its operations, the Corporation and its subsidiaries are parties to various claims, litigation, investigations, and legal and administrative cases and proceedings.  Such pending or threatened claims, litigation, investigations, legal and administrative cases and proceedings typically entail matters that are considered ordinary routine litigation incidental to our business. Claims for significant monetary damages may be asserted in many of these types of legal actions. Based on the information currently available, management believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three or nine months ended September 30, 2018.

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

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leases) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale in available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, BOLI income and revenue associated with its Visa Check Card offering. Also included in the Banking segment are two subsidiaries of the Bank, KCMI Capital, Inc. and Bryn Mawr Equipment Financing, Inc., both of which provide specialized lending solutions to our customers.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$36,726	$3	$36,729	$29,437	$1	$29,438
Provision for loan and lease losses	664	—	664	1,333	—	1,333
Net interest income after loan loss provision	36,062	3	36,065	28,104	1	28,105
Noninterest income:
Fees for wealth management services	—	10,343	10,343	—	9,651	9,651
Insurance commissions	—	1,754	1,754	—	1,373	1,373
Capital markets revenue	710	—	710	843	—	843
Service charges on deposit accounts	726	—	726	676	—	676
Loan servicing and other fees	559	—	559	548	—	548
Net gain on sale of loans	631	—	631	799	—	799
Net gain on sale of investment securities available for sale	—	—	—	72	—	72
Net gain on sale of OREO	5	—	5	—	—	—
Other operating income	3,498	48	3,546	1,581	41	1,622
Total noninterest income	6,129	12,145	18,274	4,519	11,065	15,584

Noninterest expenses:
Salaries & wages	11,737	4,791	16,528	9,130	4,472	13,602
Employee benefits	2,394	962	3,356	1,587	973	2,560
Occupancy and bank premises	2,224	493	2,717	2,049	436	2,485
Amortization of intangible assets	386	505	891	197	480	677
Professional fees	889	108	997	681	58	739
Other operating expenses	7,770	1,333	9,103	6,970	1,151	8,121
Total noninterest expenses	25,400	8,192	33,592	20,614	7,570	28,184
Segment profit	16,791	3,956	20,747	12,009	3,496	15,505
Intersegment (revenues) expenses*	(186)	186	—	(112)	112	—
Pre-tax segment profit after eliminations	$16,605	$4,142	$20,747	$11,897	$3,608	$15,505
% of segment pre-tax profit after eliminations	80.0%	20.0%	100.0%	76.7%	23.3%	100.0%
Segment assets (dollars in millions)	$4,335.8	$52.6	$4,388.4	$3,424.8	$52.0	$3,476.8

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$111,479	$5	$111,484	$84,804	$2	$84,806
Provision for loan and lease losses	4,831	—	4,831	1,541	—	1,541
Net interest income after loan loss provision	106,648	5	106,653	83,263	2	83,265
Noninterest income:
Fees for wealth management services	—	31,309	31,309	—	28,761	28,761
Insurance commissions	—	5,349	5,349	—	3,079	3,079
Capital markets revenue	3,481	—	3,481	1,796	—	1,796
Service charges on deposit accounts	2,191	—	2,191	1,953	—	1,953
Loan servicing and other fees	1,720	—	1,720	1,570	—	1,570
Net gain on sale of loans	1,677	—	1,677	1,948	—	1,948
Net gain on sale of investment securities available for sale	7	—	7	73	—	73
Net gain (loss) gain on sale of OREO	292	—	292	(12)	—	(12)
Other operating income	11,709	150	11,859	4,290	138	4,428
Total noninterest income	21,077	36,808	57,885	11,618	31,978	43,596

Noninterest expenses:
Salaries & wages	34,077	14,673	48,750	27,044	12,588	39,632
Employee benefits	6,992	2,949	9,941	4,565	2,888	7,453
Occupancy and bank premises	7,035	1,429	8,464	6,025	1,233	7,258
Amortization of intangible assets	1,169	1,490	2,659	588	1,469	2,057
Professional fees	2,497	180	2,677	2,318	181	2,499
Other operating expenses	29,076	3,891	32,967	21,200	3,240	24,440
Total noninterest expenses	80,846	24,612	105,458	61,740	21,599	83,339
Segment profit	46,879	12,201	59,080	33,141	10,381	43,522
Intersegment (revenues) expenses*	(485)	485	—	(336)	336	—
Pre-tax segment profit after eliminations	$46,394	$12,686	$59,080	$32,805	$10,717	$43,522
% of segment pre-tax profit after eliminations	78.5%	21.5%	100.0%	75.4%	24.6%	100.0%
Segment assets (dollars in millions)	$4,335.8	$52.6	$4,388.4	$3,424.8	$52.0	$3,476.8
* Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	September 30, 2018	December 31, 2017
Assets under management, administration, supervision and brokerage	$13,913.3	$12,968.7

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following is the Corporation’s discussion and analysis of the significant changes in the financial condition, results of operations, capital resources and liquidity presented in the accompanying Unaudited Consolidated Financial Statements. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the Consolidated Financial Statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the Allowance, the valuation of goodwill and intangible assets, the fair value of investment securities, the fair value of derivative financial instruments, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation. The Corporation’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the London Interbank Offered Rate (“LIBOR”) swap curve, and are classified within Level 2 of the valuation hierarchy. In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to the audited Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2017 (the "2017 Annual Report").

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

On December 15, 2017 (the "Effective Date"), the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (collectively, the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.7 million, comprised of 3,101,316 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase Corporation common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. Including the effects of any measurement period adjustments in accordance with ASC 805-10, the RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

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

Beginning in the second quarter of 2017, the Bank’s Capital Markets department commenced operations focusing on providing risk management services to address the needs of its commercial customer base. These capital markets capabilities enable the Bank to offer hedging tools for qualified commercial customers through the use of interest rate swaps and options designed to mitigate the interest rate risk on variable rate loans. This interest rate hedging offering allows the Bank to participate and lead in larger and longer-dated credits without incurring additional interest rate risk. Additional services will focus on assisting qualified customers in hedging their foreign exchange risk and meeting their trade finance needs through enhanced international services capabilities.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of September 30, 2018 as compared to December 31, 2017. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•
Net income attributable to Bryn Mawr Bank Corporation for the three months ended September 30, 2018 was $16.7 million, an increase of $6.0 million as compared to $10.7 million for the same period in 2017. Diluted earnings per share was $0.82 for the three months ended September 30, 2018 as compared to $0.62 for the same period in 2017.

•
Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended September 30, 2018 were 12.08% and 1.51%, respectively, as compared to ROE and ROA of 10.72% and 1.24% respectively, for the same period in 2017.

•	Tax-equivalent net interest income increased $7.3 million, or 24.3%, to $36.9 million for the three months ended September 30, 2018, as compared to $29.6 million for the same period in 2017.

•
Provision for loan and lease losses (the “Provision”) of $664 thousand for the three months ended September 30, 2018 was a decrease of $669 thousand from the $1.3 million Provision recorded for the same period in 2017.

•	Noninterest income of $18.3 million for the three months ended September 30, 2018 increased $2.7 million as compared to $15.6 million for the same period in 2017.

•
Fees for wealth management services and insurance commissions of $10.3 million and $1.8 million, respectively, for the three months ended September 30, 2018 increased $692 thousand and $381 thousand, respectively, as compared to the same period in 2017. Capital markets revenue of $710 thousand for the three months ended September 30, 2018 decreased $133 thousand as compared to the same period in 2017.

•	Noninterest expense of $33.6 million for the three months ended September 30, 2018 increased $5.4 million, from $28.2 million for the same period in 2017.

Nine Month Results of Operations

•
Net income attributable to Bryn Mawr Bank Corporation for the nine months ended September 30, 2018 was $46.7 million, an increase of $17.5 million as compared to $29.2 million for the same period in 2017. Diluted earnings per share was $2.28 for the nine months ended September 30, 2018 as compared to $1.69 for the same period in 2017.

•
Return on average equity and return on average assets for the nine months ended September 30, 2018 were 11.62% and 1.44%, respectively, as compared to ROE and ROA of 10.02% and 1.17% respectively, for the same period in 2017.

•	Tax-equivalent net interest income increased $26.4 million, or 30.9%, to $111.8 million for the nine months ended September 30, 2018, as compared to $85.4 million for the same period in 2017.

•	The Provision of $4.8 million for the nine months ended September 30, 2018 was an increase of $3.3 million from the $1.5 million Provision recorded for the same period in 2017.

•	Noninterest income of $57.9 million for the nine months ended September 30, 2018 increased $14.3 million as compared to $43.6 million for the same period in 2017.

•
Fees for wealth management services, insurance commissions, and capital markets revenue of $31.3 million, $5.3 million, and $3.5 million, respectively, for the nine months ended September 30, 2018 increased of $2.5 million, $2.3 million, and $1.7 million, respectively, as compared to the same period in 2017.

•	Noninterest expense of $105.5 million for the nine months ended September 30, 2018 increased $22.2 million, from $83.3 million for the same period in 2017.

Changes in Financial Condition

•	Total assets of $4.39 billion as of September 30, 2018 decreased $61.3 million from $4.45 billion as of December 31, 2017.

•	Total shareholders’ equity of $551.4 million as of September 30, 2018 increased $23.3 million from $528.1 million as of December 31, 2017.

•	Total portfolio loans and leases as of September 30, 2018 were $3.38 billion, an increase of $95.6 million from $3.29 billion as of December 31, 2017.

•
Total non-performing loans and leases of $9.0 million represented 0.27% of portfolio loans and leases as of September 30, 2018 as compared to $8.6 million, or 0.26% of portfolio loans and leases as of December 31, 2017.

•	The $18.7 million Allowance, as of September 30, 2018, represented 0.55% of portfolio loans and leases, as compared to $17.5 million or 0.53% of portfolio loans and leases as of December 31, 2017.

•	Total deposits of $3.36 billion as of September 30, 2018 decreased $16.6 million from $3.37 billion as of December 31, 2017.

•	Wealth assets under management, administration, supervision and brokerage as of September 30, 2018 were $13.91 billion, an increase of $944.5 million from $12.97 billion December 31, 2017.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2018 and 2017 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average equity	12.08%	10.72%	11.62%	10.02%
Return on average assets	1.51%	1.24%	1.44%	1.17%
Tax-equivalent net interest margin	3.69%	3.71%	3.81%	3.71%
Basic earnings per share	$0.82	$0.63	$2.31	$1.72
Diluted earnings per share	$0.82	$0.62	$2.28	$1.69
Dividends paid or accrued per share	$0.25	$0.22	$0.69	$0.64
Dividends paid or accrued per share to net income per basic common share	30.5%	34.9%	29.9%	37.2%

The following table presents certain key period-end balances and ratios as of September 30, 2018 and December 31, 2017:

(dollars in millions, except per share amounts)	September 30, 2018	December 31, 2017
Book value per share	$27.18	$26.19
Tangible book value per share	$16.95	$16.02
Allowance as a percentage of portfolio loans and leases	0.55%	0.53%
Tier I capital to risk weighted assets	10.90%	10.42%
Tangible common equity ratio	8.23%	7.61%
Loan to deposit ratio	100.7%	97.4%
Wealth assets under management, administration, supervision and brokerage	$13,913.3	$12,968.7
Portfolio loans and leases	$3,381.5	$3,285.9
Total assets	$4,388.4	$4,449.7
Total shareholders’ equity	$551.4	$528.1

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, and the changes in its financial condition as of September 30, 2018 as compared to December 31, 2017.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2018 and 2017, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended September 30, 2018 Compared to the Same Period in 2017

For the three months ended September 30, 2018, tax-equivalent net interest income increased $7.3 million, or 24.3%, to $36.9 million, as compared to $29.6 million for the same period in 2017. Tax-equivalent interest income and fees on loans and leases increased $11.2 million for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $699.4 million increase in average loans to $3.38 billion for the three months ended September 30, 2018 from $2.68 billion for the three months ended September 30, 2017 coupled with a 36 basis point increase on the yield on loans and leases over the same period. The increase in average loans was largely related to the loans and leases acquired in the RBPI Merger which, including the effects of any measurement period adjustments in accordance with ASC 805-10, initially increased loans and leases by $566.2 million, as well as organic loan growth. Tax-equivalent interest income on available for sale investment securities increased by $749 thousand for the three months ended September 30, 2018 as compared to the same period in 2017. Average available for sale investment securities increased by $78.0 million for the third quarter of 2018 as compared to the third quarter of 2017 coupled with a 27 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on interest-bearing deposits, subordinated notes, short-term borrowings, and junior subordinated debentures increased $3.3 million, $774 thousand, $549 thousand, and $337 thousand, respectively, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in interest expense on interest-bearing deposits was primarily related to the $621.7 million increase in the average balance coupled with a 41 basis point increase in the yield on interest-bearing deposits over the same period. The increase in average interest-bearing deposits was largely related to the interest-bearing deposits assumed in the RBPI Merger, which initially totaled $494.8 million. The increase in interest expense on subordinated notes was primarily related to the $68.9 million increase in the average balance. The volume increase in subordinated notes was the result of the December 13, 2017 issuance of $70 million ten-year, 4.25% fixed-to-floating subordinated notes. The increase in interest expense on short-term borrowings was primarily attributed to a 90 basis point increase in rate paid for the third quarter of 2018 as compared to the same period in 2017. The increase in interest expense on junior subordinated debentures was related to the $21.5 million of junior subordinated debentures assumed in the RBPI Merger.

Nine Months Ended September 30, 2018 Compared to the Same Period in 2017

For the nine months ended September 30, 2018, tax-equivalent net interest income increased $26.4 million, or 30.9%, to $111.8 million, as compared to $85.4 million for the same period in 2017. Tax-equivalent interest and fees on loans and leases increased $35.8 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $724.1 million increase in average loans to $3.34 billion for the nine months ended September 30, 2018 from $2.62 billion as of September 30, 2017 coupled with a 44 basis point increase in the yield on loans and leases over the same period. The increase in average loans was largely related to the loans and leases acquired in the RBPI Merger which, including the effects of any measurement period adjustments in accordance with ASC 805-10, initially increased loans and leases by $566.2 million, as well as organic loan growth. Tax-equivalent interest income on available for sale investment securities increased by $2.6 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Average available for sale investment securities increased by $108.0 million for the nine months ended September 30, 2018 as compared to the same period in 2017 coupled with a 25 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on interest-bearing deposits, subordinated notes, short-term borrowings, and junior subordinated debentures increased $7.5 million, $2.3 million, $1.9 million, and $946 thousand, respectively, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in interest expense on interest-bearing deposits was primarily related to the $615.1 million increase in the average balance coupled with a 30 basis point increase in the yield on interest-bearing deposits over the same period. The increase in average interest-bearing deposits was largely related to the interest-bearing deposits assumed in the RBPI Merger, which initially totaled $494.8 million. The increase in interest expense on subordinated notes was primarily related to the $68.9 million increase in the average balance. The volume increase in subordinated notes was the result of the December 13, 2017 issuance of $70 million ten-year, 4.25% fixed-to-floating subordinated notes. The increase in interest expense on short-term borrowings was primarily attributed to the $85.2 million increase in the average balance coupled with a 90 basis point increase in rate paid for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in interest expense on junior subordinated debentures was related to the $21.5 million of junior subordinated debentures assumed in the RBPI Merger.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,467	$64	0.68%	$26,628	$36	0.54%
Investment securities - available for sale:
Taxable	514,360	2,960	2.28%	427,106	2,160	2.01%
Tax-exempt(4)	16,056	83	2.05%	25,268	134	2.10%
Total investment securities – available for sale	530,416	3,043	2.28%	452,374	2,294	2.01%
Investment securities – held to maturity	8,378	5	0.24%	6,044	11	0.72%
Investment securities – trading	8,204	30	1.45%	4,282	8	0.74%
Loans and leases(1)(2)(3)(4)	3,379,699	42,214	4.96%	2,680,317	31,058	4.60%
Total interest-earning assets	3,964,164	45,356	4.54%	3,169,645	33,407	4.18%
Cash and due from banks	7,587			15,709
Allowance for loan and lease losses	(19,467)			(16,564)
Other assets	423,864			273,116
Total assets	$4,376,148			$3,441,906
Liabilities:
Savings, NOW, and market rate accounts	$1,695,214	$2,425	0.57%	$1,359,293	$823	0.24%
Wholesale deposits	256,347	1,329	2.06%	190,849	548	1.14%
Retail time deposits	541,652	1,779	1.30%	321,352	827	1.02%
Total interest-bearing deposits	2,493,213	5,533	0.88%	1,871,494	2,198	0.47%
Short-term borrowings	208,201	1,096	2.09%	182,845	547	1.19%
Long-term FHLB advances	81,460	394	1.92%	155,918	645	1.64%
Subordinated notes	98,457	1,144	4.61%	29,564	370	4.97%
Junior subordinated debt	21,511	337	6.22%	—	—	—
Total interest-bearing liabilities	2,902,842	8,504	1.16%	2,239,821	3,760	0.67%
Noninterest-bearing deposits	866,314			764,562
Other liabilities	59,085			40,166
Total noninterest-bearing liabilities	925,399			804,728
Total liabilities	3,828,241			3,044,549
Shareholders’ equity	547,907			397,357
Total liabilities and shareholders’ equity	$4,376,148			$3,441,906
Net interest spread			3.38%			3.51%
Effect of noninterest-bearing sources			0.31%			0.20%
Net interest income/margin on earning assets(4)		$36,852	3.69%		$29,647	3.71%
Tax-equivalent adjustment(4)		$123	0.01%		$209	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $453 thousand and $231 thousand for the three months ended September 30, 2018 and 2017, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017

	For the Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,573	$181	0.64%	$30,807	$137	0.59%
Investment securities - available for sale:
Taxable	509,405	8,523	2.24%	391,082	5,753	1.97%
Tax-exempt(4)	18,241	276	2.02%	28,552	448	2.10%
Total investment securities – available for sale	527,646	8,799	2.23%	419,634	6,201	1.98%
Investment securities – held to maturity	8,054	30	0.50%	4,984	23	0.62%
Investment securities – trading	8,248	73	1.18%	4,105	29	0.94%
Loans and leases(1)(2)(3)(4)	3,341,741	124,750	4.99%	2,617,658	88,989	4.55%
Total interest-earning assets	3,923,262	133,833	4.56%	3,077,188	95,379	4.14%
Cash and due from banks	8,468			15,462
Allowance for loan and lease losses	(18,386)			(17,227)
Other assets	418,261			265,061
Total assets	$4,331,605			$3,340,484
Liabilities:
Savings, NOW, and market rate accounts	$1,719,004	$5,977	0.46%	$1,374,494	$2,392	0.23%
Wholesale deposits	221,073	3,035	1.84%	163,086	1,243	1.02%
Retail time deposits	534,177	4,492	1.12%	321,608	2,374	0.99%
Total interest-bearing deposits	2,474,254	13,504	0.73%	1,859,188	6,009	0.43%
Short-term borrowings	195,483	2,711	1.85%	110,268	811	98.00%
Long-term FHLB advances	102,312	1,446	1.89%	169,900	2,025	1.59%
Subordinated notes	98,450	3,430	4.66%	29,550	1,110	5.02%
Junior subordinated debt	21,470	946	5.89%	—	—	—
Total interest-bearing liabilities	2,891,969	22,037	1.02%	2,168,906	9,955	0.61%
Noninterest-bearing deposits	849,247			744,178
Other liabilities	53,763			37,582
Total noninterest-bearing liabilities	903,010			781,760
Total liabilities	3,794,979			2,950,666
Shareholders’ equity	536,626			389,818
Total liabilities and shareholders’ equity	$4,331,605			$3,340,484
Net interest spread			3.54%			3.53%
Effect of noninterest-bearing sources			0.27%			0.18%
Net interest income/margin on earning assets(4)		$111,796	3.81%		$85,424	3.71%
Tax-equivalent adjustment(4)		$312	0.01%		$618	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $1.2 million and $581 thousand for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017

Rate/Volume Analysis (tax-equivalent basis)*

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2018 as compared to the same period in 2017, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2018 Compared to 2017
(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$15	$13	$28	$30	$14	$44
Investment securities - taxable	475	341	816	1,788	1,033	2,821
Investment securities -nontaxable	(49)	(2)	(51)	(161)	(11)	(172)
Loans and leases	8,095	3,061	11,156	24,726	11,035	35,761
Total interest income	8,536	3,413	11,949	26,383	12,071	38,454
Interest expense:
Savings, NOW and market rate accounts	202	1,400	1,602	599	2,986	3,585
Wholesale deposits	188	593	781	441	1,351	1,792
Retail time deposits	568	384	952	1,592	526	2,118
Short-term borrowings	76	473	549	626	1,274	1,900
Long-term FHLB advances	(596)	345	(251)	(928)	349	(579)
Subordinated notes	1,344	(570)	774	2,747	(427)	2,320
Junior subordinated debt	337	—	337	946	—	946
Total interest expense	2,119	2,625	4,744	6,023	6,059	12,082
Interest differential	$6,417	$788	$7,205	$20,360	$6,012	$26,372
* The tax rate used in the calculation of the tax-equivalent income is 21% for 2018 and 35% for 2017

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.69% for the three months ended September 30, 2018 was a two basis point decrease from 3.71% for the same period in 2017. Adjusting for the impact of the accretion of purchase accounting fair value marks, the adjusted tax-equivalent net interest margin decreased ten basis points to 3.52% from 3.62% for the three months ended September 30, 2018 and 2017, respectively. The contribution to the tax-equivalent net interest margin from the accretion of purchase accounting adjustments was 17 basis points for the three months ended September 30, 2018 as compared to nine basis points for the three months ended September 30, 2017.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
3rd Quarter 2018	4.54%	1.16%	3.38%	0.31%	3.69%
2nd Quarter 2018	4.57%	1.02%	3.55%	0.26%	3.81%
1st Quarter 2018	4.58%	0.87%	3.71%	0.23%	3.94%
4th Quarter 2017	4.15%	0.74%	3.41%	0.21%	3.62%
3rd Quarter 2017	4.18%	0.67%	3.51%	0.20%	3.71%

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

The below table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock”, in the yield curve and subjective adjustments in deposit pricing, might have on management’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next twelve months. By definition, the simulation assumes static interest rates and does not incorporate forecasted changes in the yield curve. The changes to net interest income shown below are in compliance with the Corporation’s policy guidelines.

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2018		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2017
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,125	2.82%	$15,953	10.66%
+200 basis points	$2,839	1.94%	$10,644	7.11%
+100 basis points	$1,478	1.01%	$5,316	3.55%
-100 basis points	$(3,503)	(2.39)%	$(6,913)	(4.62)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2018 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of September 30, 2018 than it was as of December 31, 2017. The decrease in sensitivity is related to a decline in noninterest-bearing deposits and an increase in interest-bearing wholesale deposits and borrowings balances at higher rates. The improvement of the change in the 100 basis point decrease in rate is related to the Bank's ability to decrease rates on deposits should rates decline.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s economic environment and emerging from an extended period of very low interest rates, the reliability of management’s assumptions in the interest rate simulation model is more uncertain than in prior years. Actual customer behavior, as it relates to deposit activity, may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income than that derived from the analysis referenced above.

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

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. The following table presents the Corporation’s gap analysis as of September 30, 2018:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$35.2	$—	$—	$—	$—	$35.2
Investment securities(1)	29.1	51.6	337.5	127.1	—	545.3
Loans and leases(2)	1,332.9	385.4	1,277.6	389.7	—	3,385.6
Allowance	—	—	—	—	(18.7)	(18.7)
Cash and due from banks	—	—	—	—	10.1	10.1
Other assets	—	—	—	—	430.9	430.9
Total assets	1,397.2	437.0	1,615.1	516.8	422.3	4,388.4
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	63.0	152.5	213.4	405.5	—	834.4
Savings, NOW and market rate	112.0	335.9	796.6	432.0	—	1,676.5
Time deposits	146.3	251.6	162.3	2.4	—	562.6
Wholesale non-maturity deposits	24.1	—	—	—	—	24.1
Wholesale time deposits	81.9	177.7	—	—	—	259.6
Short-term borrowings	226.5	—	—	—	—	226.5
Long-term FHLB advances	17.5	10.7	44.6	—	—	72.8
Subordinated notes	—	—	98.5	—	—	98.5
Junior subordinated debentures	21.5	—	—	—	—	21.5
Other liabilities	—	—	—	—	60.4	60.4
Shareholders’ equity	19.7	59.1	315.1	157.6	—	551.5
Total liabilities and shareholders’ equity	712.5	987.5	1,630.5	997.5	60.4	4,388.4
Interest-earning assets	1,397.2	437.0	1,615.1	516.8	—	3,966.1
Interest-bearing liabilities	629.8	775.9	1,102.0	434.4	—	2,942.1
Difference between interest-earning assets and interest-bearing liabilities	767.4	(338.9)	513.1	82.4	—	1,024.0
Cumulative difference between interest earning assets and interest-bearing liabilities	$767.4	$428.5	$941.6	$1,024.0	$—	$1,024.0
Cumulative earning assets as a % of cumulative interest-bearing liabilities	222%	130%	138%	135%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2018, the Corporation recorded a Provision of $664 thousand which was a $669 thousand decrease as compared to the same period in 2017. The decrease in the Provision was primarily related to improvements in qualitative factors related to the current economic environment. Net charge-offs for the third quarter of 2018 were $1.4 million as compared to $728 thousand for the same period in 2017.

For the nine months ended September 30, 2018, the Corporation recorded a Provision of $4.8 million which was a $3.3 million increase as compared to the same period in 2017. For the nine months ended September 30, 2018, originated loans increased by $264.9 million as compared to a $192.1 million increase for the same period in 2017. In addition, during the second quarter of 2017, an $83 thousand release from Allowance was recorded. The release from Allowance was driven by improvements in the historic charge-off rates during the lookback period used in the calculation of the Allowance requirement during the second quarter of 2017.

Asset Quality and Analysis of Credit Risk

As of September 30, 2018, total nonperforming loans and leases increased by $411 thousand to $9.0 million, representing 0.27% of portfolio loans and leases, as compared to $8.6 million, or 0.26% of portfolio loans and leases as of December 31, 2017. The increase in nonperforming loans and leases was related to the addition of $5.0 million of new nonperforming loans and leases during the nine months ended September 30, 2018, partially offset by pay-offs and pay-downs of $2.7 million, charge-offs of $653 thousand, upgrades to performing status of $1.2 million of loans and leases classified as nonperforming as of December 31, 2017. The Corporation recorded $234 thousand of loans foreclosed and transferred to OREO during the period.

As of September 30, 2018, the Allowance of $18.7 million represented 0.55% of portfolio loans and leases, an increase of 4 basis points from December 31, 2017. The Allowance on originated (non-acquired) portfolio loans, as a percentage of originated (non-acquired) portfolio loans, was 0.68% as of September 30, 2018 as compared to 0.70% as of December 31, 2017. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of September 30, 2018, the Corporation had $5.5 million of troubled debt restructurings (“TDRs”), of which $4.3 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $9.1 million of TDRs, of which $5.8 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. The decrease in TDRs during the nine months ended September 30, 2018 was primarily the result of the payoffs of two residential mortgage loans totaling $2.5 million and one $1.3 million commercial mortgage loan, all of which had been previously modified to TDRs.

As of September 30, 2018, the Corporation had a recorded investment of $12.9 million of impaired loans and leases which included $5.5 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2017 totaled $14.2 million which included $9.1 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

(dollars in thousands)	September 30, 2018	December 31, 2017
Nonperforming Assets:
Nonperforming loans and leases	$8,990	$8,579
Other real estate owned	529	304
Total nonperforming assets	$9,519	$8,883

Troubled Debt Restructurings:
TDRs included in non-performing loans	$1,208	$3,289
TDRs in compliance with modified terms	4,316	5,800
Total TDRs	$5,524	$9,089

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	207.8%	204.3%
Nonperforming loans and leases to total portfolio loans and leases	0.27%	0.26%
Allowance for loan and lease losses to total portfolio loans and leases	0.55%	0.53%
Nonperforming assets to total loans and leases and OREO	0.28%	0.27%
Nonperforming assets to total assets	0.22%	0.20%
Total portfolio loans and leases	$3,381,475	$3,285,858
Allowance for loan and lease losses	$18,684	$17,525

NONINTEREST INCOME

Three Months Ended September 30, 2018 Compared to the Same Period in 2017

Noninterest income of $18.3 million for the three months ended September 30, 2018 increased $2.7 million as compared to $15.6 million for the same period in 2017, primarily due to increases in other operating income and fees for wealth management services. Other operating income increased $1.8 million primarily due to a $1.2 million recovery of a purchase accounting fair value mark resulting from the pay off, in full, of a purchased credit impaired loan acquired in the RBPI merger. Fees for wealth management services increased $692 thousand primarily due to the $1.48 billion increase in wealth assets under management, administration, supervision and brokerage between September 30, 2017 and September 30, 2018.

Nine Months Ended September 30, 2018 Compared to the Same Period in 2017

Noninterest income of $57.9 million for the nine months ended September 30, 2018 increased $14.3 million as compared to $43.6 million for the same period in 2017, primarily due to increases in other operating income, fees for wealth management services, insurance commissions, and capital markets revenue. Other operating income increased $6.8 million primarily due to $4.2 million of recoveries of purchase accounting fair value marks resulting from the pay offs, in full, of purchased credit impaired loans acquired in the RBPI merger and $754 thousand of recoveries of loans and leases charged-off by RBPI pre-merger. Fees for wealth management services increased $2.5 million, primarily due to the $1.48 billion increase in wealth assets under management, administration, supervision and brokerage between September 30, 2017 and September 30, 2018. Insurance commissions increased $2.3 million, primarily due to the May 2017 acquisition of Hirshorn Boothby and, to a lesser extent, the May 2018 acquisition of Domenick & Associates. Capital markets revenues increased $1.7 million primarily due to the formation of our Capital Markets group, which began operations in the second quarter of 2017.

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Mortgage originations	$47,786	$48,159	$109,604	$143,557
Mortgage loans sold:
Servicing retained	$—	$28,222	$1,850	$77,686
Servicing released	28,530	8,007	70,378	16,822
Total mortgage loans sold	$28,530	$36,229	$72,228	$94,508
Percentage of originated mortgage loans sold	59.7%	75.2%	65.9%	65.8%
Servicing retained %	—%	77.9%	2.6%	82.2%
Servicing released %	100.0%	22.1%	97.4%	17.8%
Residential mortgage loans serviced for others	$596,162	$647,997	$596,162	$647,997
Mortgage servicing rights	$5,328	$5,732	$5,328	$5,732
Gain on sale of mortgage loans	$228	$448	$992	$1,545
Loan servicing and other fees	$559	$548	$1,720	$1,570
Amortization of MSRs	$206	$229	$623	$571
(Recovery) / Impairment of MSRs	$(23)	$3	$(74)	$49

The following table provides details of other operating income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Visa debit card income	$441	$378	$1,297	$1,079
Bank-owned life insurance (“BOLI”) income	300	201	876	602
Commissions and fees	201	161	926	434
Safe deposit box rentals	113	98	300	282
Other investment income	62	10	209	19
Rental income	41	44	129	139
Gain on trading investments	287	155	706	473
Recovery of purchase accounting fair value loan mark	1,191	153	4,195	171
Miscellaneous other income	559	205	1,929	580
Other operating income	$3,195	$1,405	$10,567	$3,779

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Market value	$6,032,831	$5,779,774	$5,693,146	$5,884,692	$5,759,375
Fixed fee	7,880,433	7,624,949	7,453,780	7,084,046	6,671,995
Total	$13,913,264	$13,404,723	$13,146,926	$12,968,738	$12,431,370

	Percentage of Wealth Assets as of:
Fee Basis	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Market value	43.4%	43.1%	43.3%	45.4%	46.3%
Fixed fee	56.6%	56.9%	56.7%	54.6%	53.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Market value	$7,841	$7,620	$7,880	$7,618	$7,522
Fixed fee	2,501	3,038	2,428	2,356	2,129
Total	$10,342	$10,658	$10,308	$9,974	$9,651

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Market value	75.8%	71.5%	76.4%	76.4%	77.9%
Fixed fee	24.2%	28.5%	23.6%	23.6%	22.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended September 30, 2018 Compared to the Same Period in 2017

Noninterest expense for the three months ended September 30, 2018 increased $5.4 million, to $33.6 million, as compared to the same period in 2017. Contributing to the increase were increases of $2.9 million, $796 thousand, $623 thousand, $344 thousand, and $232 thousand in salaries and wages, employee benefits, other operating expenses, furniture, fixtures and equipment and occupancy and bank premises expenses, respectively. A majority of these increases were related to the additional expenses associated with the staff and facilities assumed in the RBPI merger. Partially offsetting the increase in noninterest expense was a decrease of $461 thousand of due diligence, merger-related and merger integration expenses for the three months ended September 30, 2018 as compared to the same period in 2017.

Nine Months Ended September 30, 2018 Compared to the Same Period in 2017

Noninterest expense for the nine months ended September 30, 2018 increased $22.1 million, to $105.5 million, as compared to the same period in 2017. Contributing to the increase were increases of $9.1 million, $2.5 million, $1.7 million, and $1.2 million in salaries and wages, employee benefits, other operating expenses, and occupancy and bank premises expenses, respectively. A majority of these increases were related to the additional expenses associated with the staff and facilities assumed in the RBPI merger. In addition, the May 2017 acquisition of Hirshorn Boothby and the formation of our Capital Markets group in the second quarter of 2017 contributed to the increase in noninterest expense. Due diligence, merger-related and merger integration expenses increased $5.2 million for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily related to the RBPI merger.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Contributions	$361	$368	$990	$779
Deferred compensation expense	237	222	489	590
Director fees	169	137	507	473
Dues and subscriptions	274	230	781	647
FDIC insurance	493	433	1,245	1,176
Impairment of OREO and other repossessed assets	6	—	6	200
Insurance	214	211	655	629
Loan processing	969	490	1,838	1,540
Miscellaneous other expenses	407	443	1,962	799
MSR amortization and impairment / (recovery)	184	232	550	620
Other taxes	11	21	48	34
Outsourced services	78	99	211	218
Portfolio maintenance	88	85	324	314
Postage	202	147	557	450
Stationary and supplies	128	149	391	375
Telephone and data lines	500	407	1,436	1,201
Temporary help and recruiting	82	158	239	672
Travel and entertainment	265	239	741	636
Other operating expenses	$4,668	$4,071	$12,970	$11,353

INCOME TAXES

Although income before income taxes increased $5.2 million and $15.6 million for the three and nine months ended September 30, 2018 as compared for the same periods in 2017, income tax expense decreased $700 thousand and $1.9 million for the three and nine months ended September 30, 2018 as compared for the same periods in 2017. The effective tax rates for the three and nine months ended September 30, 2018 decreased to 19.6% and 21.0%, respectively, as compared to 30.7% and 32.9% for the same respective periods in 2017. The decreases in income tax expense and effective tax rate were primarily due to the reduction in the federal corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“Tax Reform”).

Income tax expense for the three and nine months ended September 30, 2018 included net discrete tax benefits of $295 thousand and $177 thousand, respectively, as compared to net discrete tax benefits of $694 thousand and $953 thousand for the same respective periods in 2017. These discrete items were the result of excess tax benefits from stock-based compensation as well as the re-measurement of deferred tax items related to Tax Reform. With the filing of the Corporation's 2017 income tax returns in the fourth quarter, we expect there will be further discrete tax benefits recorded in 2018.

BALANCE SHEET ANALYSIS

Total assets of $4.39 billion as of September 30, 2018 decreased $61.3 million from $4.45 billion as of December 31, 2017. The following sections detail the changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2018 to December 31, 2017:

	September 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,618,493	47.9%	$1,523,377	46.4%	$95,116	6.2%
Home equity lines & loans	207,806	6.1%	218,275	6.6%	(10,469)	(4.8)%
Residential mortgage	467,402	13.8%	458,886	14.0%	8,516	1.9%
Construction	178,493	5.3%	212,454	6.5%	(33,961)	(16.0)%
Commercial and industrial	722,999	21.4%	719,312	21.9%	3,687	0.5%
Consumer	47,809	1.4%	38,153	1.2%	9,656	25.3%
Leases	138,473	4.1%	115,401	3.5%	23,072	20.0%
Total portfolio loans and leases	3,381,475	100.0%	3,285,858	100.0%	95,617	2.9%
Loans held for sale	4,111		3,794		317	8.4%
Total loans and leases	$3,385,586		$3,289,652		$95,934	2.9%

Investment Securities

Investment securities available for sale as of September 30, 2018 totaled $528.1 million, as compared to $689.2 million as of December 31, 2017. The decrease was primarily related to the maturing, in January 2018, of $200.0 million of short-term U.S. Treasury securities.

Deposits

Deposits as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$578,243	17.2%	$481,336	14.3%	$96,907	20.1%
Money market	812,027	24.2%	862,639	25.6%	(50,612)	(5.9)%
Savings	286,266	8.5%	338,572	10.0%	(52,306)	(15.4)%
Retail time deposits	561,123	16.7%	532,202	15.8%	28,921	5.4%
Wholesale non-maturity deposits	24,040	0.7%	62,276	1.8%	(38,236)	(61.4)%
Wholesale time deposits	261,164	7.8%	171,929	5.1%	89,235	51.9%
Interest-bearing deposits	2,522,863	75.1%	2,448,954	72.6%	73,909	3.0%
Noninterest-bearing deposits	834,363	24.9%	924,844	27.4%	(90,481)	(9.8)%
Total deposits	$3,357,226	100.0%	$3,373,798	100.0%	$(16,572)	(0.5)%

Borrowings

Borrowings as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$226,498	54.0%	$237,865	47.9%	$(11,367)	(4.8)%
Long-term FHLB advances	72,841	17.4%	139,140	28.0%	(66,299)	(47.6)%
Subordinated notes	98,482	23.5%	98,416	19.8%	66	0.1%
Junior subordinated debentures	21,538	5.1%	21,416	4.3%	122	0.6%
Total borrowed funds	$419,359	100.0%	$496,837	100.0%	$(77,478)	(15.6)%

Capital

Consolidated shareholders' equity of the Corporation was $551.4 million, or 12.6% of total assets as of September 30, 2018, as compared to $528.1 million, or 11.9% of total assets as of December 31, 2017. The following table presents the Corporation’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of September 30, 2018 and December 31, 2017:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2018

Total capital to risk weighted assets:
Corporation	$491,062	14.33%	$342,754	10.00%
Bank	$414,306	12.10%	$342,460	10.00%
Tier I capital to risk weighted assets:
Corporation	$373,624	10.90%	$274,203	8.00%
Bank	$395,350	11.54%	$273,968	8.00%
Common equity Tier I risk weighted assets:
Corporation	$352,764	10.29%	$222,790	6.50%
Bank	$395,350	11.54%	$222,599	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$373,624	8.95%	$208,814	5.00%
Bank	$395,350	9.48%	$208,596	5.00%
Tangible common equity to tangible assets(1)
Corporation	$343,939	8.23%	—	—
Bank	$388,039	9.29%	—	—

December 31, 2017

Total capital to risk weighted assets:
Corporation	$463,637	13.92%	$333,068	10.00%
Bank	$387,067	11.65%	$332,388	10.00%
Tier I capital to risk weighted assets:
Corporation	$347,187	10.42%	$266,454	8.00%
Bank	$369,033	11.10%	$265,910	8.00%
Common equity Tier I risk weighted assets:
Corporation	$328,676	9.87%	$216,494	6.50%
Bank	$369,033	11.10%	$216,052	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$347,187	10.10%	$171,915	5.00%
Bank	$369,033	10.76%	$171,609	5.00%
Tangible common equity to tangible assets(1)
Corporation	$322,964	7.61%	—	—
Bank	$367,457	8.67%	—	—

(1) There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

The capital ratios for the Bank and the Corporation, as of September 30, 2018, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” Excluding the Bank’s and Corporation’s Tier I leverage ratio, all regulatory capital ratios increased or are relatively unchanged from their December 31, 2017 levels. The Tier I leverage ratio, which is the ratio of Tier I capital to average quarterly assets, for both the Bank and Corporation decreased from December 31, 2017, as average quarterly assets for the three months ending September 30, 2018 represent a full quarter of the assets acquired in the December 15, 2017 RBPI Merger.

Liquidity

The Corporation’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and the Federal Reserve Bank, maintaining a highly liquid investment portfolio, and purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2018	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2017	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,202.6	80.4%	$1,020.0	74.4%	$182.6	17.9%
Federal Reserve Bank of Philadelphia	139.6	100.0%	121.3	100.0%	18.3	15.1%
Fed Funds Lines (seven banks)	79.0	100.0%	79.0	100.0%	—	—
Total	$1,421.2	82.9%	$1,220.3	77.6%	$200.9	16.5%

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to the Corporation’s Board of Directors.

The Corporation has an agreement with IND to provide up to $40 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $24.0 million in balances as of September 30, 2018 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.1 million and $12.7 million for the three and nine months ended September 30, 2018, as compared to PTSP of $3.6 million and $10.7 million for the same periods in 2017. The Wealth Management segment provided 20.0% and 21.5% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2018, as compared to 23.3% and 24.6% for the same periods in 2017. For the three and nine month periods ended September 30, 2018, both fees for wealth management services and insurance commissions increased as compared to the same periods in 2017.

The Banking segment recorded a PTSP of $16.6 million and $46.4 million for the three and nine months ended September 30, 2018, as compared to PTSP of $11.9 million and $32.8 million for the same periods in 2017. The Banking segment provided 80.0% and 78.5% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2018, as compared to 76.7% and 75.4% for the same periods in 2017.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2018 were $764.7 million, as compared to $748.3 million at December 31, 2017.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at September 30, 2018 amounted to $21.2 million, as compared to $17.7 million at December 31, 2017.

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

Contractual Cash Obligations of the Corporation as of September 30, 2018:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,534,939	$2,534,939	$—	$—	$—
Wholesale and retail time deposit	822,287	658,169	150,178	13,168	772
Short-term borrowings	226,498	226,498	—	—	—
Long-term FHLB Advances	72,841	28,106	44,735	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating leases	31,782	5,360	9,320	6,950	10,152
Purchase obligations	4,958	3,304	1,654	—	—
Total	$3,819,105	$3,456,376	$205,887	$20,118	$136,724
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

•	effectiveness of our capital management strategies and activities;

•	changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the provisions for loan and lease losses and estimates in the value of collateral, and various financial assets and liabilities;

•	estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	changes in relationships with employees, customers, and/or suppliers;

•	our success in continuing to generate new business in our existing markets, as well as identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	changes in consumer and business spending, borrowing and savings habits, and demand for financial services in the relevant market areas;

•	rapid technological developments and changes;

•	technological systems failures, interruptions and security breaches could negatively impact our operations and reputation;

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.

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

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2018 – July 31, 2018	2,787	$48.15	2,300	187,000
August 1, 2018 – August 31, 2018	21,877	$48.72	7,269	179,731
September 1, 2018 – September 30, 2018	6,141	$47.89	4,694	175,037
Total	30,805	$48.51	14,263	175,037

(1)	On September 30, 2018, 1,004 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)
Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 487 shares on July 2, 2018; 2,024 shares on August 11, 2018; 1,992 shares on August 12, 2018; 10,592 shares on August 15, 2018; and 443 shares on September 21, 2018.

(3)
On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of September 30, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 175,037.

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

BRYN MAWR BANK CORPORATION

Date: November 2, 2018	By:	/s/ Francis J. Leto
Francis J. Leto
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)