Form 10-K
period 2018-12-31
BRYN MAWR BANK CORP
filed 2019-03-01
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act):
Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant (including fiduciary accounts administered by affiliates) was $924,061,719 on June 30, 2018 and was based upon the last sales price at which our common stock was quoted on the NASDAQ Stock Market on June 30, 2018.*
As of February 19, 2019, there were 20,163,136 shares of common stock outstanding.
Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of registrant to be filed with the Commission pursuant to Regulation 14A with respect to the registrant’s Annual Meeting of Shareholders to be held on April 18, 2019 (“2019 Proxy Statement”), as indicated in Parts II and III, are incorporated into this Form 10-K by reference.

*	The registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405.

Form 10-K

Bryn Mawr Bank Corporation

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “believe” and similar expressions are intended to identify statements that constitute forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

•
changes in monetary or fiscal policy, or existing statutes, regulatory guidance, legislation or judicial decisions, including those concerning banking, securities. insurance or taxes, that adversely affect our business, the financial services industry as a whole, the Corporation, or our subsidiaries individually or collectively;

•	changes in the level of non-performing assets and charge-offs;

•	effectiveness of capital management strategies and activities;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	other changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the establishment of provisions for loan and lease losses, estimates in the value of collateral, and various financial assets and liabilities;

•	inflation, securities market and monetary fluctuations, including changes in the market values of financial assets and the stability of particular securities markets;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	prepayment speeds, loan originations and credit losses;

•	changes in the value of our mortgage servicing rights;

•	sources of liquidity and financial resources in the amounts, at the times, and on the terms required to support our future business;

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

•	variances in common stock outstanding and/or volatility in common stock price;

•	fair value of and number of stock-based compensation awards to be issued in future periods;

•
risks related to our mergers and acquisitions, including, but not limited to: reputational risks; client and customer retention risks; diversion of management’s time for integration-related issues; integration may take longer than anticipated or cost more than expected; anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve, or may not be realized;

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

•
our ability to continue to generate investment results for customers or introduce competitive new products and services on a timely, cost-effective basis, including investment and banking products that meet customers’ needs;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in the relevant market areas;

•
extent to which products or services previously offered (including but not limited to mortgages and asset back securities) require us to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	rapid technological developments and changes;

•	technological systems failures, interruptions and security breaches, internally or through a third-party provider, could negatively impact our operations, customers and/or reputation;

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

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	changes in relationships with employees, customers, and/or suppliers;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries;

•	our need for capital, or our ability to control operating costs and expenses or manage loan and lease delinquency rates;

•	other material adverse changes in operations or earnings; and

•	our success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 12 of this Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

PART I

ITEM 1. BUSINESS

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, six wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The Corporation’s common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the premier community bank and wealth management organization in the greater Philadelphia area. The Corporation’s strategy to achieve this goal includes investing in people and technology to support its growth, leveraging the strength of its brand, targeting high-potential markets for expansion, basing its sales strategy on relationships and concentrating on core product solutions. The Corporation strives to strategically broaden the scope of its product offerings, engaging in inorganic growth by selectively acquiring small to mid-sized banks, insurance brokerages, wealth management companies, and advisory and planning services firms, and hiring high-performing teams where strategically advantageous.

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

WEBSITE DISCLOSURES

The Corporation files with the SEC and makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmt.com by following the link, “About BMT,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

OPERATIONS

•Bryn Mawr Bank Corporation

The Corporation has no active staff as of December 31, 2018. The Corporation is the sole shareholder of the stock of the Bank. Additionally, the Corporation performs several functions including shareholder communications, shareholder recordkeeping, the distribution of dividends and the periodic filing of reports and payment of fees to NASDAQ, the SEC and other regulatory agencies.

As of December 31, 2018, the Corporation and its subsidiaries collectively had 631 full-time and 65 part-time employees, totaling 668 full time equivalent staff.

ACTIVE SUBSIDIARIES OF THE CORPORATION

The Corporation has four active subsidiaries which provide various services as described below. Additionally, the Corporation and the Bank acquired certain subsidiaries in the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation on December 15, 2017 (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) that are not included in the below descriptions as they are not integral or significant to our business. Further, in connection with the RBPI Merger, the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, which are discussed in more detail in Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•The Bryn Mawr Trust Company

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

The Bank presently operates 43 banking locations (which include eight retirement home community locations), six wealth management offices, and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. See the section titled “COMPETITION” later in this item for additional information.

•Lau Associates LLC

Lau Associates LLC, a SEC registered investment advisor, is an independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates LLC is headquartered in Greenville, Delaware, and is a wholly-owned subsidiary of the Corporation.

•The Bryn Mawr Trust Company of Delaware

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

•BMT Investment Advisers

BMT Investment Advisers (“BMTIA”), a Delaware statutory trust and wholly-owned subsidiary of the Corporation, was established in May 2017. BMTIA is an SEC-registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMT Investment Advisers and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments.

ACTIVE SUBSIDIARIES OF THE BANK

The Bank has three active subsidiaries providing various services as described below:

•KCMI Capital, Inc.

KCMI Capital, Inc. (“KCMI”) is a wholly-owned subsidiary of the Bank, located in Media, Pennsylvania, which was established on October 1, 2015. KCMI specializes in providing non-traditional commercial mortgage loans to small businesses throughout the United States.

•BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.

BMT Insurance Advisors, Inc. (“BMT Insurance Advisors”), formerly known as Powers Craft Parker and Beard, Inc. (“PCPB”) is a wholly-owned subsidiary of the Bank, headquartered in Berwyn, Pennsylvania. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

•Bryn Mawr Equipment Finance, Inc.

Bryn Mawr Equipment Finance, Inc. (“BMEF”), a wholly-owned subsidiary of the Bank, is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Montgomery County, Pennsylvania location.

BUSINESS COMBINATIONS

The Corporation and its subsidiaries engaged in the following business combinations since January 1, 2014:

•Domenick & Associates (“Domenick”)

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

•Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the RBPI Merger was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. The RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

•Harry R. Hirshorn & Company, Inc.

On May 24, 2017, the Bank acquired Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia. Consideration totaled $7.5 million, of which $5.8 million was paid at closing, one contingent cash payment of $575 thousand was paid during the second quarter of 2018, and two contingent cash payments, not to exceed $575 thousand each, to be payable in 2019 and 2020, subject to certain conditions. The acquisition of Hirshorn expanded the Bank’s footprint into this desirable northwest corner of Philadelphia. Immediately after acquisition, Hirshorn was merged into PCPB (now BMT Insurance Advisors).

•Robert J. McAllister Agency, Inc.

On April 1, 2015, the acquisition of Robert J. McAllister, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration totaled $1.0 million, of which $500 thousand was paid at closing, two contingent payments of $85 thousand (out of a maximum of $100 thousand) were paid during the second quarters of 2018 and 2016, one contingent payment of $100 thousand was paid during the second quarter of 2017, and two remaining contingent cash payments, not to exceed $100 thousand each, will be payable in 2019 and 2020, subject to certain conditions. Shortly after acquisition, RJM was merged into PCPB (now BMT Insurance Advisors).

•Continental Bank Holdings, Inc.

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

•BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.

On October 1, 2014, the acquisition of PCPB, an insurance brokerage previously headquartered in Rosemont, Pennsylvania, was completed. The consideration paid by the Corporation was $7.0 million, of which $5.4 million was paid at closing and three contingent payments, of $542 thousand each, which were paid during the fourth quarters of 2015, 2016 and 2017. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients. As described above, the subsequent acquisitions of RJM and Hirshorn were merged into PCPB, which was renamed BMT Insurance Advisors. The resulting combined entity, operating from two locations, under the name BMT Insurance Advisors, has enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients.

SOURCES OF THE CORPORATION’S REVENUE

Continuing Operations

See Note 30, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2016, 2017 or 2018.

DESCRIPTION OF BUSINESS AND COMPETITION

The Corporation and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania, New Castle County in Delaware, and Mercer and Camden Counties in New Jersey. The Corporation has 43 banking locations, six wealth management offices and two insurance and risk management locations.

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

The acquisition of the Private Wealth Management Group of the Hershey Trust Company (“PWMG”) in May 2011 enabled the Bank’s Wealth Management Division to extend into central Pennsylvania by continuing to operate the former PWMG offices located in Hershey, Pennsylvania. The May 2012 acquisition of the Davidson Trust Company allowed the Corporation to further expand its range of services and bring deeper market penetration in our core market area.

The October 2014 acquisition of PCPB, April 2015 acquisition of RJM, the May 2017 acquisition of Hirshorn, and the May 2018 acquisition of Domenick enabled the Bank to expand its range of insurance solutions to both individuals as well as business clients. The Hirshorn transaction, in particular, established a key location in the desirable northwest corner of Philadelphia, affording the Bank greater opportunity to provide insurance and other financial solutions to both existing and potential clients.

In October 2015, KCMI was established which enabled the Corporation to compete, on a national level, for a specialized lending market that focuses on non-traditional small business borrowers with well-established businesses. In addition to KCMI, BMEF, which specializes in equipment leases for small- and mid-sized businesses, also competes on a national scale.

In May 2017, BMTIA was established. BMTIA is an SEC-registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMT Investment Advisers and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments which the Corporation’s wealth management division is able to offer as an investment choice to its client base.

SUPERVISION AND REGULATION

The Corporation and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations:

•Bank Holding Company Regulation

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

Federal law also grants to federal banking agencies the power to issue cease and desist orders when a depository institution or a bank holding company or an officer or director thereof is engaged in or is about to engage in unsafe and unsound practices. The Federal Reserve Board may require a bank holding company, such as the Corporation, to discontinue certain of its activities or activities of its other subsidiaries, other than the Bank, or divest itself of such subsidiaries if such activities cause serious risk to the Bank and are inconsistent with the Act or other applicable federal banking laws.

•Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulation

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to the Corporation by the Bank. Payment of dividends is restricted to the amount of the Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. Accordingly, the dividend payable by the Bank to the Corporation beginning on January 1, 2019 is limited to net income not yet earned in 2019 plus the Bank’s total retained net income for the combined two years ended December 31, 2017 and 2018 of $55.1 million. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized. The payment of dividends by the Bank to the Corporation is the source on which the Corporation currently depends to pay dividends to its shareholders.

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

•Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to deposit insurance premium assessments. The FDIC imposes a risk based deposit premium assessment system, under which the amount of FDIC assessments paid by an individual insured depository institution, such as the Bank, is based on the level of risk incurred in its activities.

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the fourth quarter of 2018 was an annualized rate of 0.14 basis points. Payments of the Financing Corporation assessment during the year ended December 31, 2018 totaled $119 thousand.

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

•Safety and Soundness

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

•Capital Adequacy

Federal and state banking laws impose on banks certain minimum requirements for capital adequacy. Federal banking agencies have issued certain “risk-based capital” guidelines, and certain “leverage” requirements on member banks such as the Bank. By policy statement, the Department of Banking also imposes those requirements on the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

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

The capital conservation buffer has been phased-in over a four-year period, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017 and 1.875% for 2018, and effective as of January 1, 2019, the capital conservation buffer is fully phased in at 2.5%.

Institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The capital requirement rules, which were finalized in July 2013, implement revisions and clarifications consistent with Basel III regarding the various components of Tier I capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier I capital, some of which are being phased out over time. However, small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier I or Tier II capital prior to May 19, 2010 in additional Tier I or Tier II capital until they redeem such instruments or until the instruments mature.

The Basel III final framework provides for a number of deductions from and adjustments to Common Equity Tier 1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Common Equity Tier 1 to the extent that any one such category exceeds 10% of Common Equity Tier 1 or all such categories in the aggregate exceed 15% of Common Equity Tier 1.

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

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on a such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

•Prompt Corrective Action

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

(i)a new common equity Tier I capital ratio of 6.5%;
(ii)a Tier I capital ratio of 8% (increased from 6%);
(iii)a total capital ratio of 10% (unchanged from current rules); and
(iv)a Tier I leverage ratio of 5% (increased from 4%).

An undercapitalized institution is required to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 27, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and Corporation’s regulatory capital ratios.

•Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (“GLB Act”) repealed provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The GLB Act amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amends section 4 of the Act in order to provide for a framework for the engagement in new financial activities. A bank holding company may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become an FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not elected to become an FHC at this time.

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

•Community Reinvestment Act and Fair Lending

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau (“CFPB”), the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

•Privacy of Consumer Financial Information

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

•Consumer Protection Rules – Sale of Insurance Products

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

•Sarbanes-Oxley Act

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

•USA PATRIOT Act of 2001

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

•Government Policies and Future Legislation

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

•Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

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

The Dodd-Frank Act made many other changes in banking regulation. These include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. The regulation only impacts banks with assets above $10 billion.

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

ITEM 1A. RISK FACTORS

Investment in the Corporation’s Common Stock involves risk. The following list, which contains certain risks that may be unique to the Corporation and to the banking industry, is neither all-inclusive nor are the factors in any particular order.

Risks Related to Our Business

The Corporation’s performance and financial condition may be adversely affected by regional economic conditions and real estate values.

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

Additionally, a significant portion of the Corporation’s loan portfolio is invested in commercial real estate loans. Often in a commercial real estate transaction, repayment of the loan is dependent on rental income. Economic conditions may affect the tenant’s ability to make rental payments on a timely basis, or may cause some tenants not to renew their leases, each of which may impact the debtor’s ability to make loan payments. Further, if expenses associated with commercial properties increase dramatically, the tenant’s ability to repay, and therefore the debtor’s ability to make timely loan payments, could be adversely affected.

All of these factors could increase the amount of the Corporation’s non-performing loans, increase its provision for loan and lease losses and reduce the Corporation’s net income.

Climate change, severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a significant part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the control of the Corporation. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expenses increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A section of this Annual Report on Form 10-K for additional details regarding interest rate risk.

Economic troubles may negatively affect our leasing business.

The Corporation’s leasing business, which began operations in September 2006, consists of the nationwide leasing of various types of equipment to small- and medium-sized businesses. Economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

A general economic slowdown could impact Wealth Management Division revenues.

A general economic slowdown may cause current clients to seek alternative investment opportunities with other providers, which would decrease the value of Wealth Management Division's assets under management and administration resulting in lower fee income to the Corporation.

Our ability to attract and maintain customer and investor relationships depends largely on our reputation.

Damage to our reputation could undermine the confidence of our current and potential customers and investors in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, customer personal information and privacy issues, customer and other third-party fraud, record-keeping, technology-related issues including but not limited to cyber fraud, regulatory investigations and any litigation that may arise from the failure or perceived failure to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on our brands and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, or results of operations.

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

Provision for loan and lease losses and level of non-performing loans may need to be modified in connection with internal or external changes.

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

Potential acquisitions may disrupt the Corporation’s business and dilute shareholder value.

We regularly evaluate opportunities to advance our strategic objectives by opening new branches or offices or acquiring and investing in banks and in other complementary businesses, such as wealth advisory or insurance agencies. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interest. These activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Any potential charges for impairment related to goodwill would not directly impact cash flow or tangible capital.

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

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

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

FASB ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

Issued in June 2016, ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses ("PLLL") and Allowance for Loan and Lease Losses ("ALLL") line items and establishes the Provision for Credit Losses ("PCL") and Allowance for Credit Losses ("ACL") line items.

Under the legacy “Incurred Loss” notion, management presents an ALLL intended to represent “probable and estimable” incurred but not yet realized credit losses on assets in scope. When management deems collection of contractual cashflows for an instrument unlikely, a specific reserve is calculated under ASC 310-10. Management further calculates a general reserve for performing assets under ASC 450-20, using historical loss experience and adjustments for several qualitative factors, including current economic conditions. The “Incurred Loss” standard does not allow for projections beyond the likely ‘emergence period’ of losses, or for forward-looking economic conditions; for example, loss contingencies in 2022 are not currently presented, nor is the presentation adjusted for the likelihood of future economic condition change.

In contrast, the future accounting standard requires projection of credit loss over the contract lifetime of the asset, adjusted for prepayment tendencies. Further, management’s specific expectations for the future economic environment must be incorporated in the projection, with loss expectations to revert to the long-run historical mean after such time as management can make or obtain a reasonable and supportable forecast. This valuation reserve will be established in the ACL and maintained through expense (provision) in the PCL. In the event that additional allocation is required to fund the ACL at adoption, investors will see a cumulative-effect (one-time) adjustment to retained earnings upon adoption of the new standard.

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

Like many banks and other financial services organizations in our industry, we are from time to time involved in various legal proceedings and subject to claims and other legal actions related to our business activities brought by customers, employees and others.  All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management.  If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.  Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business.  Future court decisions, alternative dispute resolution awards, matters arising due to business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations.  In some cases, substantial non-economic remedies or punitive damages may be sought.  Although we maintain liability insurance coverage; there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all.  Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

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

Increases in FDIC insurance premiums may adversely affect the Corporation’s earnings.

In response to the impact of economic conditions since 2008 on banks generally and on the FDIC Deposit Insurance Fund (the “DIF”), the FDIC changed its risk-based assessment system and increased base assessment rates. On November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling that changed the assessment base against which FDIC assessments for deposit insurance are made. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments are now generally based on an insured bank’s total average assets minus average tangible equity. With this change, the Corporation expects that its overall FDIC insurance cost will decline. However, a change in the risk categories applicable to the Corporation’s bank subsidiaries, further adjustments to base assessment rates, and any special assessments could have a material adverse effect on the Corporation.

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

The stability of other financial institutions could have detrimental effects on our routine funding transactions.

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

The Corporation may need to raise additional capital in the future and such capital may not be available when needed or at all.

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

If sufficient wholesale funding to support earning-asset growth is unavailable, the Corporation’s net income may decrease.

Management recognizes the need to grow both non-wholesale and wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been supplemented by various forms of wholesale funding which is defined as wholesale deposits (primarily wholesale certificates of deposit) and borrowed funds (Federal Home Loan Bank of Pittsburgh (“FHLB”), Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2018 represented approximately 17.1% of total funding compared to 15.9% at December 31, 2017 and 18.0% at December 31, 2016. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

The capital and credit markets are volatile and could cause the price of our stock to fluctuate.

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

Any failure of the Corporation, the Bank or their subsidiaries to comply with federal and state regulatory requirements could adversely affect our business.

The Corporation and the Bank are supervised by the Federal Reserve Bank, the Pennsylvania Department of Banking and Securities and the State of Delaware. Accordingly, the Corporation, the Bank and our subsidiaries are subject to extensive federal and state legislation, regulation and administrative decisions imposing requirements and restrictions on almost all aspects of our business operations and which are primarily designed to protect consumers, depositors and the government's deposit insurance funds, and is not designed to protect shareholders. These include, but are not limited to, the Bank Secrecy Act and anti-money laundering regulations, the USA PATRIOT Act, the Gramm Leach Bliley Act, the Equal Credit Opportunity Act, real estate-secured consumer lending regulations (such as Truth-in-Lending), Real Estate Settlement Procedures Act regulations, trust laws and regulations, and licensing and registration requirements for mortgage originators and insurance brokers. Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties.

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. For instance, the Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The ultimate effect of such changes cannot be predicted. While the Corporation has policies and procedures designed to ensure compliance with the applicable laws, rule and regulations, there is risk that the Corporation and the Bank may be determined not to have complied with applicable requirements, and any failure, even if such failure was unintentional or inadvertent, could result in adverse action to be taken by regulators, including through formal or informal supervisory enforcement actions, and could result in the assessment of fines and penalties. In some circumstances, additional negative consequences also may result from regulatory action, including restrictions on the Corporation’s business activities, acquisitions and other growth initiatives. The occurrence of one or more of these events may have a material adverse effect on our business and reputation.

There is also no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business.

The change in President and political party controlling the Executive Branch of the Federal Government resulting from the 2016 U.S. presidential election has brought changes to laws and regulations of the U.S. financial services industry, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and may continue to bring changes that we cannot now predict. The EGRRCPA, which amended the Dodd-Frank Act, directed certain federal banking regulatory agencies, including the Federal Reserve, to take action to reduce the regulatory burden on certain banks and financial institutions. Federal banking regulatory agencies are currently working on taking the actions congressionally mandated by the EGRRCPA; however, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short-term, even if the long-term impact of any such changes are positive for our business. Further, it is unknown what impact the 2018 congressional elections and change in leadership of the House of Representatives will have on future legislation.

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

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposed significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

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

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds, commonly referred to as the Volcker Rule. The EGRRCPA provided an exemption from the Volcker Rule’s restrictions for banks with less than $10 billion in assets. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

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

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The potential reach of the CFPB’s broad rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including the Bank, is currently unknown.

Governmental discretionary policies may impact the operations and earnings of the Corporation and its subsidiaries.

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

We engage in the origination and sale of residential mortgages into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements, but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. While we believe our mortgage lending practices and standards to be adequate, we have settled a small number of claims we consider to be immaterial; we may receive requests in the future, however, which could be material in volume. If that were to happen, we could incur losses in connection with loan repurchases and indemnification claims, and any such losses might exceed our financial statement reserves, requiring us to increase such reserves. In that event, any losses we might have to recognize and any increases we might have to make to our reserves could have a material adverse effect on our business, financial position, liquidity, results of operations or cash flows.

Our ability to realize our deferred tax asset may be reduced as a result of the tax reform legislation enacted in late 2017, which could adversely impact results of operation and negatively affect our financial condition.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, the Corporation may incur a charge to earnings. The value of our deferred tax asset is directly related to the income tax rates in effect at the time of use. In late 2017, the U.S. Congress passed significant legislation reforming the Internal Revenue Code known as the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or the “Tax Act”). On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Reform”), was signed into law. The Tax Act, among other changes, reduced the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, the Corporation recorded a $15.2 million one-time income tax charge related to the re-measurement of the Corporation’s net deferred tax asset, triggered by the Tax Act, during the year ended December 31, 2017, and a $2.6 million tax benefit recorded during the year ended December 31, 2018 for certain discrete items included on our 2017 tax return that was filed during the fourth quarter of 2018.

Environmental risk associated with our lending activities could affect our results of operations and financial condition.

Although we perform limited environmental due diligence in conjunction with originating loans secured by properties we believe have environmental risk, we could be subject to environmental liabilities on real estate properties we foreclose upon and take title to in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site. The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations. These risks are present even though we perform environmental due diligence on our collateral properties. Such diligence may not reflect all current risks or threats, and unforeseen or unpredictable future events may cause a change in the environmental risk profile of a property after a loan has been made.

Technological systems failures, interruptions and security breaches could negatively impact our operations and reputation.

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

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our customers and other institutions, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities, or identity theft. Our business relies on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products, and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies, and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such losses or other consequences in the future. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.

Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations and financial condition.

Failure to meet customer expectations for technology-driven products and services could reduce demand for bank and wealth services.

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

The Corporation is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

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

Attractive acquisition opportunities may not be available to us in the future which could limit the growth of our business.

We may not be able to sustain a positive rate of growth or expand our business. We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals for a transaction, we will not be able to consummate such transaction which we believe to be in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Other factors, such as economic conditions and legislative considerations, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

The financial services industry is very competitive, especially in the Corporation’s market area, and such competition could affect our operating results.

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regard to advertising and public relations spending. For a more complete discussion of our competitive environment, see “Description of Business and Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation may lose market share and income from deposits, loans, and other products may be reduced.

Additionally, increased competition among financial services companies due to consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may adversely affect our ability to market our products and services.

The Corporation’s common stock is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on our common stock; and we are not limited on the amount of indebtedness we and our subsidiaries may incur in the future.

Our common stock ranks junior to all indebtedness, including our outstanding subordinated notes, junior subordinated debentures and other non-equity claims on the Corporation with respect to assets available to satisfy claims on the Corporation, including in a liquidation of the Corporation. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our common stock, dividends are payable only when, as and if authorized and declared by our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. Under Pennsylvania law, we are subject to restrictions on payments of dividends out of lawfully available funds. Also, the Corporation’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

In addition, we are not limited by our common stock in the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to our common stock or to which our common stock will be structurally subordinated.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or other securities. Further, our shareholders may in the future approve the authorization of additional classes or series of stock which may have distribution or other rights senior to the rights of our common stock, or may be convertible into or exchangeable for, or may represent the right to receive, common stock or substantially similar securities. The future issuance of shares of our common stock or any other such future equity classes or series could have a dilutive effect on the holders of our common stock. Additionally, the market value of our common stock could decline as a result of sales by us of a large number of shares of common stock, or any future class or series of stock in the market, or the perception that such sales could occur.

From time to time the Corporation may engage in stock repurchases. Formal guidance from the Federal Reserve Board requires that bank holding companies, where certain conditions are triggered, provide prior notice to and consult with the Federal Reserve Board or reserve bank staff prior to implementing a stock repurchase plan. In addition to the formal guidance, the Federal Reserve Board appears to have adopted an informal policy of requiring bank holding companies to seek a safety and soundness “non-objection” from the appropriate regulatory staff prior to implementing a stock repurchase plan, regardless of the financial or capital position of the holding company. In some cases, examiners following this informal policy have required the holding company to produce additional information and materials for review. Given this informal and highly discretionary regulatory approach, it is possible that federal regulatory examiners could withhold their non-objection to a proposed stock repurchase plan, without regard to the Corporation’s objective data and performance.

Downgrades in U.S. government and federal agency securities could adversely affect the Corporation.

In addition to causing economic and financial market disruptions, any downgrades in U.S. government and federal agency securities, or failures to raise the U.S. debt limit if necessary in the future, could, among other things, have a materially adverse effect on the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences of a downgrade could extend to the borrowers of the loans the bank makes and, as a result, could adversely affect borrowers’ ability to repay their loans.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock, like many of our peers, has fluctuated significantly over the recent past and may fluctuate significantly in the future, which may make it difficult for you to resell your shares of common stock at times or at prices you find attractive.

Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Inaccurate management decisions regarding the fair value of assets and liabilities acquired which could materially affect our financial condition;

•	Natural disasters, fires, and severe weather;

•	Failure of internal controls;

•	Rumors or erroneous information;

•	Reliance on other companies to provide key components of our business processes;

•	Meeting capital adequacy standards and the need to raise additional capital in the future if needed, including through future sales of our common stock;

•	Actual or anticipated variations in quarterly or annual results of operations;

•	Recommendations by securities analysts;

•	Failure of securities analysts to cover, or continue to cover, us;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	Departure of our management team or other key personnel;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•
Existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;

•	Governmental investigations and actions;

•	Changes in government regulations or restructuring of government sponsored enterprises such as Fannie Mae and Freddie Mac;

•	New litigation or changes in existing litigation; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 801 Lancaster Ave, Bryn Mawr, Pennsylvania. As of December 31, 2018, the Corporation operates banking locations, including retirement home community locations, wealth management offices, insurance and risk management locations, and administrative offices in the following counties: Montgomery (14 leased, 7 owned), Chester (6 leased, 2 owned), Delaware (7 leased, 5 owned), Philadelphia (3 leased, 3 owned), and Dauphin (1 leased) Counties in Pennsylvania; New Castle County in Delaware (2 leased); and Mercer (2 leased) and Camden (1 leased) Counties in New Jersey. Management believes the current facilities are suitable for their present and intended purposes. For additional detail regarding our properties and equipment, See Note 6, “Premises and Equipment,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Business locations and hours are available on the Corporation’s website at www.bmt.com

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal Matters” discussion in Note 24, “Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol BMTC. As of February 19, 2019, there were 851 holders of record of the Corporation’s common stock.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2018, with (1) the Total Return of the NASDAQ Community Bank Index; (2) the Total Return of the NASDAQ Market Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2013, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Return Summary
	As of December 31,
	2013	2014	2015	2016	2017	2018
Bryn Mawr Bank Corporation	$100.00	$106.39	$100.25	$151.39	$162.00	$128.81
NASDAQ Community Bank Index	$100.00	$104.66	$114.65	$159.10	$163.19	$138.83
NASDAQ Market Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
SNL Bank and Thrift	$100.00	$111.63	$113.89	$143.78	$169.07	$140.45
SNL Mid-Atlantic Bank	$100.00	$108.94	$113.03	$143.67	$176.08	$150.45

•	Equity Compensation Plan Information

The information set forth under the caption “Equity Plan Compensation Information” in the 2019 Proxy Statement is incorporated by reference herein. Additionally, equity compensation plan information is incorporated by reference to Item 12 of this Annual Report on Form 10-K. Additional information regarding the Corporation’s equity compensation plans can be found at Note 20, “Stock-Based Compensation,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2018:

Shares Repurchased in the 4th Quarter of 2018

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2018 – October 31, 2018	45,009	$39.33	44,150	130,887
November 1, 2018 – November 30, 2018	57,026	$39.77	57,026	73,861
December 1, 2018 – December 31, 2018	38,168	$36.87	33,845	40,016
Total	140,203	$38.84	135,021

(1)	On December 31, 2018, 1,282 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)
Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of the Corporation or Bank as follows: 309 shares on October 1, 2018; 550 shares on October 5, 2018; 899 shares on December 1, 2018; and 2,142 shares on December 15, 2018.

(3)
On August 6, 2015, the Corporation announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of the Corporation’s common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of December 31, 2018, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 40,016.

ITEM 6. SELECTED FINANCIAL DATA

Earnings	As of or for the Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Interest income	$181,055	$129,559	$116,991	$108,542	$82,906
Interest expense	31,584	14,432	10,755	8,415	6,078
Net interest income	149,471	115,127	106,236	100,127	76,828
Provision for loan and lease losses	7,193	2,618	4,326	4,396	884
Net interest income after provision for loan and lease losses	142,278	112,509	101,910	95,731	75,944
Noninterest income	75,982	59,132	53,968	55,785	48,223
Noninterest expense	140,303	114,395	101,674	125,590	81,319
Income before income taxes	77,957	57,246	54,204	25,926	42,848
Income taxes	14,165	34,230	18,168	9,172	15,005
Net Income	$63,792	$23,016	$36,036	$16,754	$27,843
Per Share Data
Weighted-average shares outstanding	20,234,792	17,150,125	16,859,623	17,488,325	13,566,239
Dilutive potential common stock	155,375	248,798	168,499	267,996	294,801
Adjusted weighted-average shares	20,390,167	17,398,923	17,028,122	17,756,321	13,861,040
Earnings per common share:
Basic	$3.15	$1.34	$2.14	$0.96	$2.05
Diluted	$3.13	$1.32	$2.12	$0.94	$2.01
Dividends paid or accrued	$0.94	$0.86	$0.82	$0.78	$0.74
Dividends paid or accrued per share to net income per basic common share	29.84%	64.2%	38.3%	81.3%	36.1%
Shares outstanding at year end	20,163,816	20,161,395	16,939,715	17,071,523	13,769,336
Book value per share	$28.01	$26.19	$22.50	$21.42	$17.83
Tangible book value per share	$17.75	$16.02	$15.11	$13.89	$13.59
Profitability Ratios
Tax-equivalent net interest margin	3.80%	3.69%	3.76%	3.75%	3.93%
Return on average assets	1.47%	0.67%	1.16%	0.57%	1.32%
Return on average equity	11.78%	5.76%	9.75%	4.49%	11.56%
Noninterest expense to net interest income and noninterest income	62.2%	65.6%	63.5%	80.6%	65.0%
Noninterest income to net interest income and noninterest income	33.7%	33.9%	33.7%	35.8%	38.6%
Average equity to average total assets	12.44%	11.69%	11.90%	12.68%	11.38%
Financial Condition
Total assets	$4,652,485	$4,449,720	$3,421,530	$3,030,997	$2,246,506
Total liabilities	4,087,781	3,921,601	3,040,403	2,665,286	2,001,032
Total shareholders’ equity	564,704	528,119	381,127	365,711	245,474
Interest-earning assets	4,216,888	4,039,763	3,153,015	2,755,506	2,092,164
Portfolio loans and leases	3,427,154	3,285,858	2,535,425	2,268,988	1,652,257
Investment securities	753,628	701,744	573,763	352,916	233,473
Goodwill	184,012	179,889	104,765	104,765	35,502
Intangible assets	23,455	25,966	20,405	23,903	22,998
Deposits	3,599,087	3,373,798	2,579,675	2,252,725	1,688,028
Borrowings	427,847	496,837	423,425	378,509	283,970

Wealth assets under management, administration, supervision and brokerage	13,429,544	12,968,738	11,328,457	8,364,805	7,699,908
Capital Ratios
Tier I leverage ratio (Tier I capital to total quarterly average assets)	9.06%	10.10%	8.73%	9.02%	9.54%
Tier I capital to risk weighted assets	10.92%	10.42%	10.51%	10.72%	12.00%
Total regulatory capital to risk weighted assets	14.30%	13.92%	12.35%	12.61%	12.87%
Asset quality
Allowance as a percentage of portfolio loans and leases	0.57%	0.53%	0.69%	0.70%	0.88%
Non-performing loans and leases as a % of portfolio loans and leases	0.37%	0.26%	0.33%	0.45%	0.61%

Information related to business combinations and accounting changes may be found under the caption “Nature of Business” at Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Recent Accounting Pronouncements,” respectively, in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Brief History of the Corporation
The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, six wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Since January 1, 2010, the Corporation and Bank completed the following ten acquisitions:

•	Domenick & Associates (“Domenick”) - May 1, 2018

•	Royal Bancshares of Pennsylvania, Inc. ("RBPI") - December 15, 2017 (the "RBPI Merger")

•	Harry R. Hirshorn & Company, Inc. ("Hirshorn") - May 24, 2017

•	Robert J. McAllister Agency, Inc. ("RJM") - April 1, 2015

•	Continental Bank Holdings, Inc. ("CBH") - January 1, 2015 (the CBH Merger)

•	Powers Craft Parker and Beard, Inc. ("PCPB") - October 1, 2014

•	First Bank of Delaware ("FBD") - November 17, 2012

•	Davidson Trust Company ("DTC") - May 15, 2012

•	The Private Wealth Management Group of the Hershey Trust Company ("PWMG") - May 11, 2011

•	First Keystone Financial, Inc. ("FKB") - July 1, 2010

For a more complete discussion regarding certain of these acquisitions, see Item 1 – Business – Business Combinations beginning at page 3 in this Form 10-K.

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

The geographic information required by Item 101(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, is impracticable for the Corporation to calculate; however, the Corporation does not believe that a material amount of revenue in any of the last three years was attributable to customers outside of the United States, nor does it believe that a material amount of its long-lived assets, in any of the past three years, was located outside of the United States.

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

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is estimated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. Management’s determination of the adequacy of the Allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. Consideration is given to a variety of factors in establishing the estimate. Quantitative factors in the form of historical charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2018, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2018, management utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk beginning at page 43 for additional information.

Fair Value Measurement of Investment Securities Available-for-Sale and Assessment for Impairment of Certain Investment Securities

Management may designate its investment securities as held-to-maturity, available-for-sale or trading. Each of these designations affords different treatment for changes in the fair market values of investment securities in the Corporation’s Consolidated Financial Statements that are otherwise identical. Should evidence emerge which indicates that management’s intent or ability to maintain the securities as originally designated is not supported, reclassifications among the three designations may be necessary and, as a result, may require adjustments to the Corporation’s Consolidated Financial Statements. As of December 31, 2018, the Corporation’s investment portfolio was primarily comprised of investment securities classified as available for sale.

Valuation of Goodwill and Intangible Assets

Goodwill and intangible assets have been recorded on the books of the Corporation in connection with its acquisitions. Management completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. Management also reviews other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable. There was no goodwill or intangible asset impairment recorded during the years ended December 31, 2018, 2017 or 2016. There was no impairment of identifiable intangible assets during the years ended December 31, 2018, 2017 or 2016. There can be no assurance that future impairment assessments or tests will not result in a charge to earnings.

Other significant accounting policies are presented in Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. The Corporation’s accounting policies have not substantively changed any aspect of its overall approach in the application of the foregoing policies.

Overview of General Economic, Regulatory and Governmental Environment

In 2018, the U.S. economy grew approximately 3%, which exceeded the 2% trend growth rate witnessed following the Great Recession of 2008-2009. We expect that the U.S. economic growth will continue in 2019, albeit at a slower pace relative to 2018, as the effects of stimulus measures (tax cuts, deregulation, fiscal spending) enacted at the end of 2017 and early in 2018 begin to wane. We would not be surprised to see growth rates start heading lower toward the 2% trend growth rate, especially in the second half of 2019.

The economy is showing late cycle attributes such as a flattening of the yield curve, more restrictive monetary policy, and tight labor market conditions. However, given that consumer spending, which accounts for roughly 70% of the U.S. economy, is showing no visible signs of abating.

The Federal Reserve Board (“FRB”) was much more active in raising base interest rates during 2018, increasing the Fed Funds Target Rate 4 times. In contrast, following seven years of stable rates, the FRB raised the Target Rate higher 5 times between late 2015 and through 2017. Recent remarks from the Fed have been much less hawkish. Financial markets seem to think the FRB will proceed with caution when conducting monetary policy going forward given the sharp rise in equity prices during January 2019.

Unlike in 2017, which delivered favorable investment results across a wide assortment of different asset classes (stocks, bonds, commodities, etc.), 2018 was much more challenging for investors. A combination of rising rates, especially on the short end of the yield curve, and rising equity market volatility, resulted in most asset classes delivering flat-to-negative returns in 2018.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2018 compared to 2017 and 2017 compared to 2016 as well as a comparison of the December 31, 2018 balance sheet to the December 31, 2017 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2018 Compared to 2017

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $63.8 million, or $3.13 diluted earnings per share for the year ended December 31, 2018, increases of $40.8 million and $1.81, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $23.0 million, or $1.32 diluted earnings per share, for the year ended December 31, 2017. Return on average equity ("ROE") and return on average assets ("ROA") for the year ended December 31, 2018, were 11.78% and 1.47%, respectively, as compared to 5.76% and 0.67%, respectively, for the same period in 2017. Contributing to the net income increase were increases of $34.4 million and $16.9 million in net interest income and noninterest income, respectively, and a decrease of $20.1 million in income tax expense, offset by increases of $25.9 million and $4.6 million in noninterest expense and Provision, respectively.

Tax-equivalent net interest income of $149.9 million for the year ended December 31, 2018 increased $34.0 million as compared to $115.9 million for the year ended December 31, 2017. The increase primarily related to the increase of $47.6 million in tax-equivalent interest and fees on loans and leases partially offset by the increase of $11.9 million in interest expense on deposits. Average loans and leases for the year ended December 31, 2018 increased $691.3 million from the same period in 2017 and experienced a 48 basis point increase in tax-equivalent yield. The increase in average loans and leases was partially related to the loans and leases acquired in the RBPI Merger which initially increased loans and leases by $566.2 million, as well as organic loan growth between the periods. Average interest-bearing deposits for the year ended December 31, 2018 increased $604.0 million from the same period in 2017 and experienced a 36 basis point increase in rates paid. The increase in average interest-bearing deposits was partially related to the interest-bearing deposits assumed in the RBPI Merger, which initially totaled $494.8 million.

The Provision of $7.2 million for the year ended December 31, 2018 increased $4.6 million as compared to $2.6 million for the year ended December 31, 2017. Primary contributors to the increased Provision were the $2.7 million increase in net loan and lease charge-offs as well as the additional Allowance associated with increased loan volume.

Noninterest income of $76.0 million for the year ended December 31, 2018 increased $16.9 million, or 28.5%, as compared to $59.1 million for the year ended December 31, 2017. Other operating income increased $6.2 million, primarily due to the $4.0 million increase in recoveries of purchase accounting fair value marks resulting from the pay off of purchased credit impaired loans acquired in the RBPI Merger. Fees for wealth management services increased $3.6 million, primarily related to the $460.8 million increase in wealth assets under management, administration, supervision and brokerage from $12.97 billion at December 31, 2017 to $13.43 billion at December 31, 2018. Capital markets revenue increased $2.5 million, primarily related to a full year of operations for our capital markets group, which was formed during the second quarter on 2017. Insurance commissions increased $2.2 million partially due to the May 2017 Hirshorn acquisition and the May 2018 Domenick acquisition, in addition to organic growth.

Noninterest expense of $140.3 million for the year ended December 31, 2018 increased $25.9 million, or 22.6%, as compared to $114.4 million for the year ended December 31, 2017. These increases were largely due to the additional expenses associated with the staff and facilities assumed in the RBPI Merger and to a lesser extent, recruiting efforts of certain key leadership positions as well as increases in our incentive accruals.

Balance Sheet

Asset quality as of December 31, 2018 remains stable, with nonperforming loans and leases comprising 0.37% of portfolio loans and leases as compared to 0.26% of portfolio loans and leases as of December 31, 2017. The Allowance of $19.4 million was 0.57% of portfolio loans and leases as of December 31, 2018, as compared to $17.5 million, or 0.53% of portfolio loans and leases at December 31, 2017.

Total portfolio loans and leases of $3.43 billion as of December 31, 2018 increased $141.3 million, or 4.3%, from $3.29 billion as of December 31, 2017. Increases of $134.1 million, $35.5 million, $29.1 million, and $8.7 million in commercial mortgages, residential mortgages, leases and consumer loans, respectively, were offset by decreases of $31.4 million, $23.7 million, and $10.9 million in construction loans, commercial and industrial loans, and home equity loans and lines, respectively.

Investment securities available for sale of $737.4 million as of December 31, 2018 increased $48.2 million, or 7.0%, from $689.2 million as of December 31, 2017. Increases of $44.8 million, $14.9 million, and $2.6 million in U.S. government and agency securities, mortgage-backed securities, and collateralized mortgage obligations, respectively, were partially offset by decreases of $10.0 million and $3.5 million in state & political subdivision securities and other investments, respectively.

Total deposits of $3.60 billion as of December 31, 2018 increased $225.3 million, or 6.7%, from $3.37 billion as of December 31, 2017. Increases of $183.4 million, $153.3 million, and $10.5 million in interest-bearing demand accounts, wholesale time deposits, and retail time deposits, respectively, were partially offset by decreases of $91.5 million, $23.2 million, and $7.2 million in savings accounts, noninterest-bearing demand accounts, and wholesale non-maturity deposits, respectively.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage of $13.43 billion as of December 31, 2018 increased $460.8 million, or 3.55%, from $12.97 billion as of December 31, 2017. The increase in wealth assets was comprised of a $581.3 million increase in fixed rate flat-fee account balances, offset by a $120.5 million decrease in account balances whose fees are based on market value.

2017 Compared to 2016

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $23.0 million, or $1.32 diluted earnings per share for the year ended December 31, 2017, decreases of $13.0 million and $0.80, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $36.0 million, or $2.12 diluted earnings per share, for the year ended December 31, 2016. ROE and ROA for the year ended December 31, 2017, were 5.76% and 0.67%, respectively, as compared to 9.75% and 1.16%, respectively, for the same period in 2016.

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

Tax-equivalent net interest income of $115.9 million for the year ended December 31, 2017 increased $9.0 million as compared to $106.9 million for the year ended December 31, 2016. The increase primarily related to the increases of $10.5 million and $2.2 million in tax-equivalent interest and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, partially offset by an increase of $2.9 million in interest expense on deposits. Average loans and leases for the year ended December 31, 2017 increased $235.5 million from the same period in 2016 with yields remaining relatively flat. Average interest-bearing deposits for the year ended December 31, 2017 increased $179.8 million from the same period in 2016 and experienced a 12 basis point increase in rates paid.

The Provision of $2.6 million for the year ended December 31, 2017 decreased $1.7 million as compared to $4.3 million for the year ended December 31, 2016. Slightly lower net loan and lease charge-offs for 2017 as compared to 2016, combined with stable credit quality and improvements in certain qualitative indicators which factor into the calculation of the Allowance, accounted for the decrease in Provision.

Noninterest income of $59.1 million for the year ended December 31, 2017 increased $5.2 million, or 9.6%, as compared to $54.0 million for the year ended December 31, 2016. An increase of $2.0 million in fees for wealth management services resulted as wealth assets under management, administration, supervision and brokerage increased $1.64 billion from December 31, 2016 to December 31, 2017. Insurance commissions increased $867 thousand for the year ended December 31, 2017 as compared to the same period in 2016, due to the May 2017 acquisition of Hirshorn Boothby. Revenue from our capital markets initiative, which was launched in the second quarter of 2017, contributed $2.4 million to noninterest income for the twelve-months ended December 31, 2017. These increases were partially offset by a $607 thousand decrease in net gain on sale of loans.

Noninterest expense of $114.4 million for the year ended December 31, 2017 increased $12.7 million, or 12.5%, as compared to $101.7 million for the year ended December 31, 2016. The increase was largely related to a $6.1 million increase in due diligence and merger-related expenses primarily associated with the RBPI Merger. A $5.8 million increase in salaries and wages was largely due to staffing increases from our capital markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office and to a lesser extent, the December 15, 2017 RBPI Merger. Annual salary and wage increases and increases in incentive compensation also contributed to the increase.

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

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)*

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in average balances (volume) and the change in average interest rates (rate) of tax-equivalent net interest income for the years 2018 as compared to 2017, and 2017 as compared to 2016. The change in interest income / expense due to both volume and rate has been allocated to changes due to volume.

	Year Ended December 31,
(dollars in thousands)	2018 Compared to 2017			2017 Compared to 2016
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits with banks	$18	$72	$90	$(35)	$41	$6
Investment securities – taxable	2,131	1,494	3,625	1,427	1,018	2,445
Investment securities – nontaxable	(215)	(14)	(229)	(216)	49	(167)
Loans and leases	31,524	16,109	47,633	10,733	(267)	10,466
Total interest income	33,458	17,661	51,119	11,909	841	12,750
Interest expense:
Savings, NOW and market rate accounts	792	4,779	5,571	161	643	804
Wholesale deposits	695	2,261	2,956	186	639	825
Retail time deposits	2,147	1,130	3,277	500	786	1,286
Borrowed funds – short-term	552	1,450	2,002	226	1,071	1,297
Borrowed funds – long-term	(1,096)	253	(843)	(971)	238	(733)
Subordinated notes	3,203	(256)	2,947	182	(30)	152
Junior subordinated debentures	945	297	1,242	46	—	46
Total interest expense	7,238	9,914	17,152	330	3,347	3,677
Interest differential	$26,220	$7,747	$33,967	$11,579	$(2,506)	$9,073

* The tax rate used in the calculation of the tax-equivalent income is 21% for 2018 and 35% for 2017 and 2016, respectively.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,550	$264	0.70%	$34,122	$174	0.51%	$43,214	$168	0.39%
Investment securities - available for sale:
Taxable	513,114	11,652	2.27%	409,813	8,147	1.99%	329,161	5,784	1.76%
Tax –Exempt	16,966	346	2.04%	27,062	575	2.12%	38,173	742	1.94%
Total investment securities – available for sale	530,080	11,998	2.26%	436,875	8,722	2.00%	367,334	6,526	1.78%
Investment securities – held to maturity	8,232	39	0.47%	5,621	34	0.60%	2,060	4	—
Investment securities – trading	8,237	169	2.05%	4,185	54	1.29%	3,740	2	0.05%
Loans and leases(1)(2)(3)	3,356,295	169,024	5.04%	2,664,944	121,391	4.56%	2,429,416	110,925	4.57%
Total interest-earning assets	3,940,394	181,494	4.61%	3,145,747	130,375	4.14%	2,845,764	117,625	4.13%
Cash and due from banks	9,853			13,293			16,317
Allowance for loan and lease losses	(18,447)			(17,181)			(17,159)
Other assets	420,322			274,287			260,728
Total assets	$4,352,122			$3,416,146			$3,105,650
Liabilities:
Savings, NOW, and market rate accounts	$1,715,239	$8,860	0.52%	$1,383,560	$3,289	0.24%	$1,292,228	$2,485	0.19%
Wholesale deposits	251,384	5,021	2.00%	188,179	2,065	1.10%	163,724	1,240	0.76%
Time deposits	539,934	6,671	1.24%	330,797	3,394	1.03%	266,772	2,108	0.79%
Total interest-bearing deposits	2,506,557	20,552	0.82%	1,902,536	8,748	0.46%	1,722,724	5,833	0.34%
Short-term borrowings	178,582	3,392	1.90%	128,008	1,390	1.09%	37,041	93	0.25%
Long-term FHLB advances	93,503	1,777	1.90%	161,004	2,620	1.63%	225,815	3,353	1.48%
Subordinated notes	98,462	4,575	4.65%	33,153	1,628	4.91%	29,503	1,476	5.00%
Junior subordinated debt	21,491	1,288	5.99%	997	46	4.61%	—	—	—
Total interest-bearing liabilities	2,898,595	31,584	1.09%	2,225,698	14,432	0.65%	2,015,083	10,755	0.53%
Noninterest-bearing deposits	856,506			751,069			687,134
Other liabilities	55,436			40,109			33,904
Total noninterest-bearing liabilities	911,942			791,178			721,038
Total liabilities	3,810,537			3,016,876			2,736,121
Shareholders’ equity	541,585			399,270			369,529
Total liabilities and shareholders’ equity	$4,352,122			$3,416,146			$3,105,650
Net interest spread			3.52%			3.49%			3.60%
Effect of noninterest-bearing sources			0.28%			0.20%			0.16%
Net interest income/margin on earning assets		$149,910	3.80%		$115,943	3.69%		$106,870	3.76%
Tax-equivalent adjustment(4)		$439	0.01%		$816	0.03%		$634	0.02%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $1.5 million, $947 thousand and $522 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2018 and 35% for 2017 and 2016.

Tax-Equivalent Net Interest Income and Margin – 2018 Compared to 2017

Tax-equivalent net interest income of $149.9 million for the year ended December 31, 2018 increased $34.0 million as compared to $115.9 million for the year ended December 31, 2017. Tax-equivalent net interest margin of 3.80% for the year ended December 31, 2018 increased eleven basis points as compared to 3.69% for the year ended December 31, 2017.

Tax-equivalent interest and fees on loans and leases of $169.0 million for the year ended December 31, 2018 increased $47.6 million as compared to $121.4 million for the year ended December 31, 2017. Average loans and leases for the year ended December 31, 2018 increased $691.3 million from the same period in 2017 and experienced a 48 basis point increase in tax-equivalent yield. The increase in average loans and leases was primarily related to the loans and leases acquired in the RBPI Merger which initially increased loans and leases by $566.2 million, as well as organic loan growth between the periods.

Tax-equivalent interest income on available for sale investment securities of $12.0 million for the year ended December 31, 2018 increased $3.3 million as compared to $8.7 million for the year ended December 31, 2017. Average available for sale investment securities for the year ended December 31, 2018 increased $93.2 million from the same period in 2017 and experienced a 26 basis point increase in tax-equivalent yield.

Partially offsetting the effect on net interest income associated with the increase in average balances and yields in loans and leases and available for sale investment securities were increases in interest expense on deposits and borrowings. Interest expense on interest-bearing deposits of $20.6 million for the year ended December 31, 2018 increased $11.9 million as compared to $8.7 million for the year ended December 31, 2017. Average interest-bearing deposits for the year ended December 31, 2018 increased $604.0 million from the same period in 2017 and experienced a 36 basis point increase in rates paid. The increase in average interest-bearing deposits was primarily related to the interest-bearing deposits assumed in the RBPI Merger, which initially totaled $494.8 million.

Interest expense on borrowings of $11.0 million for the year ended December 31, 2018 increased $5.3 million as compared to $5.7 million for the year ended December 31, 2017. The increase related to increases in interest expense on subordinated notes, short-term borrowings, and junior subordinated debt of $2.9 million, $2.0 million, and $1.2 million, respectively, partially offset by a decrease in interest expense on long-term FHLB advances of $843 thousand. Average subordinated notes for the year ended December 31, 2018 increased $65.3 million from the same period in 2017 and experienced a 26 basis point decrease in rates paid. The volume increase in subordinated notes was the result of the December 13, 2017 issuance of $70 million ten-year, 4.25% fixed-to-floating subordinated notes. Average short-term borrowings and junior subordinated notes for the year ended December 31, 2018 increased $50.6 million and $20.5 million, respectively, from the same period in 2017 and experienced an 81 and 138 basis point increase, respectively, in rates paid. The volume increase in junior subordinated debt was related to the $21.4 million of floating rate junior subordinated debentures assumed in the RBPI Merger.

Tax-Equivalent Net Interest Income and Margin – 2017 Compared to 2016

Tax-equivalent net interest income of $115.9 million for the year ended December 31, 2017 increased $9.0 million as compared to $106.9 million for the year ended December 31, 2016. Tax-equivalent net interest margin of 3.69% for the year ended December 31, 2017 decreased seven basis points as compared to 3.76% for the year ended December 31, 2016.

Tax-equivalent interest and fees on loans and leases of $121.4 million for the year ended December 31, 2017 increased $10.5 million as compared to $110.9 million for the year ended December 31, 2016. Average loans and leases for the year ended December 31, 2017 increased $235.5 million from the same period in 2016 with yields remaining relatively flat.

Tax-equivalent interest income on available for sale investment securities of $8.7 million for the year ended December 31, 2017 increased $2.2 million as compared to $6.5 million for the year ended December 31, 2016. Average available for sale investment securities for the year ended December 31, 2017 increased $69.5 million from the same period in 2017 and experienced a 22 basis point increase in tax-equivalent yield.

Partially offsetting the effect on net interest income associated with the increase in average balances and yields in loans and leases and available for sale investment securities were increases in interest expense on deposits and borrowings.

Interest expense on interest-bearing deposits of $8.7 million for the year ended December 31, 2017 increased $2.9 million as compared to $5.8 million for the year ended December 31, 2016. Average interest-bearing deposits for the year ended December 31, 2017 increased $179.8 million from the same period in 2016 and experienced a 12 basis point increase in rates paid.

Interest expense on borrowings of $5.7 million for the year ended December 31, 2017 increased $762 thousand as compared to $4.9 million for the year ended December 31, 2016. The increase primarily related to increases in interest expense on short-term borrowings and subordinated notes of $1.3 million and $152 thousand, respectively, partially offset by a decrease in interest expense on long-term FHLB advances of $733 thousand. Average borrowings for the year ended December 31, 2017 increased $30.8 million from the same period in 2016 and experienced an 8 basis point increase in rates paid.

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2018	4.74%	1.30%	3.44%	0.35%	3.79%
3rd	2018	4.54%	1.16%	3.38%	0.31%	3.69%
2nd	2018	4.57%	1.02%	3.55%	0.26%	3.81%
1st	2018	4.58%	0.87%	3.71%	0.23%	3.94%
4th	2017	4.15%	0.74%	3.41%	0.21%	3.62%

Interest Rate Sensitivity

Management actively manages the Corporation’s interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income changes associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities. This is accomplished through the management of the investment portfolio, the pricings of loans and deposit offerings and through wholesale funding. Wholesale funding is available from multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, federal funds from correspondent banks, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, Insured Cash Sweep (“ICS”) and Pennsylvania Local Government Investment Trust (“PLGIT”).

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2018		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2017
	Amount	Percentage	Amount	Percentage
+300 basis points	$5,644	3.74%	$15,953	10.66%
+200 basis points	$3,734	2.47%	$10,644	7.11%
+100 basis points	$1,860	1.23%	$5,316	3.55%
-100 basis points	$(6,546)	(4.34)%	$(6,913)	(4.62)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2018 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of December 31, 2018 than it was as of December 31, 2017. The decrease is related to a change on the mix and repricing characteristics of the retail deposits as well as an increase in fixed rate assets as a percentage of total assets. The improvement of the change in the 100 basis point decrease in rate is related to the Bank's less asset sensitive position as previously described.

The interest rate simulation is an estimate based on assumptions, which are derived from past behavior of customers, along with expectations of future behavior relative to interest rate changes. In today’s economic environment and the emergent from an extended period of very low interest rates, the reliability of management’s assumptions in the interest rate simulation model is more uncertain than in prior years. Actual customer behavior, as it relates to deposit activity, may be significantly different than expected behavior, which could cause an unexpected outcome and may result in lower net interest income than that derived from the analysis referenced above.

Gap Analysis

The interest sensitivity, or gap analysis, identifies interest rate risk by showing repricing gaps in the Corporation’s balance sheet. All assets and liabilities are reflected based on behavioral sensitivity, which is usually the earliest of: repricing, maturity, contractual amortization, prepayments or likely call dates. Non-maturity deposits, such as NOW, savings and money market accounts are spread over various time periods based on the expected sensitivity of these rates considering liquidity. Non-rate-sensitive assets and liabilities are spread over time periods to reflect management’s view of the maturity of these funds.

Non-maturity deposits (demand deposits in particular) are recognized by the Bank’s regulatory agencies to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the Bank’s regulatory agencies have suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. These assumptions are also reflected in the above interest rate simulation. The following table presents the Corporation’s gap analysis as of December 31, 2018:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$34.4	$—	$—	$—	$—	$34.4
Investment securities(1)	222.1	54.4	346.5	130.6	—	753.6
Loans and leases(2)	1,346.5	385.3	1,339.9	357.2	—	3,428.9
Allowance	—	—	—	—	(19.4)	(19.4)
Cash and due from banks	—	—	—	—	14.1	14.1
Other assets	—	—	—	—	440.9	440.9
Total assets	$1,603.0	$439.7	$1,686.4	$487.8	$435.6	$4,652.5
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$25.3	$76.0	$263.8	$536.5	$—	$901.6
Savings, NOW and market rate	86.2	246.7	728.5	713.1	—	1,774.5
Time deposits	87.9	326.3	126.4	2.1	—	542.7
Wholesale non-maturity deposits	55.0	—	—	—	—	55.0
Wholesale time deposits	185.6	139.7	—	—	—	325.3
Short-term borrowings	252.4	—	—	—	—	252.4
Long-term FHLB advances	—	28.3	27.1	—	—	55.4
Subordinated notes	—	—	98.5	—	—	98.5
Junior subordinated debentures	21.6	—	—	—	—	21.6
Other liabilities	—	—	—	—	60.8	60.8
Shareholders’ equity	20.2	60.5	322.7	161.3	—	564.7
Total liabilities and shareholders’ equity	$734.2	$877.5	$1,567.0	$1,413.0	$60.8	$4,652.5
Interest-earning assets	$1,603.0	$439.7	$1,686.4	$487.8	$—	$4,216.9
Interest-bearing liabilities	688.7	741.0	980.5	715.2	—	3,125.4
Difference between interest-earning assets and interest-bearing liabilities	$914.3	$(301.3)	$705.9	$(227.4)	$—	$1,091.5
Cumulative difference between interest earning assets and interest-bearing liabilities	$914.3	$613.0	$1,318.9	$1,091.5	$—	$1,091.5
Cumulative earning assets as a % of cumulative interest-bearing liabilities	233%	143%	155%	135%

(1)	Investment securities include available for sale, held to maturity and trading.

(2)	Loans include portfolio loans and leases and loans held for sale.

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

The four components of the Allowance are as follows:

•
Specific Loan Evaluation Component - Loans and leases for which management has reason to believe it is probable that it will not be able to collect all contractually due amounts of principal and interest are evaluated for impairment on an individual basis and a specific allocation of the Allowance is assigned, if necessary.

•
Historical Charge-Off Component - Homogeneous pools of loans are evaluated to determine average historic charge-off rates. Management applies a rolling, twenty quarter charge-off history as a look-back period to determine these average charge-off rates. Management evaluates the length of this look-back period to determine its appropriateness. In addition, management develops an estimate of a loss emergence period for each segment of the loan portfolio. The loss emergence period estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan.

•
Qualitative Factors Component - Various qualitative factors are considered as they relate to the different homogeneous loan pools to adjust the historic charge-off rates so that they reflect current economic conditions that may not be accurately reflected in the historic charge-off rates. These factors include delinquency trends, economic conditions, loan terms, credit grades, concentrations of credit, regulatory environment and other relevant factors. The resulting adjustments are combined with the historic charge-off rates and result in an allocation rate for each homogeneous loan pool.

•
Unallocated Component - This amount represents the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating the specific, historical, and qualitative losses in the portfolio discussed above. There are many factors considered, such as the inherent delay in obtaining information regarding a customer’s financial information or changes in their business condition, the judgmental nature of loan and lease evaluations, the delay in interpreting economic trends, and the judgmental nature of collateral assessments.

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

Consumer credit exposure, which includes residential mortgages, home equity lines and loans, leases and consumer loans, are assigned a credit risk profile based primarily on payment activity (that is, their delinquency status).

Refer to Section F, “Allowance for Loan and Lease Losses,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for details regarding credit quality indicators associated with the Corporation’s loan and lease portfolio.

ALLL Portfolio Segmentation – The Corporation’s loan and lease portfolio is divided into specific segments of loans and leases having similar characteristics. These segments are as follows:

•	Commercial mortgage(1)

•	Home equity lines and loans

•	Residential mortgage

•	Construction

•	Commercial and industrial

•	Consumer

•	Leases

(1) During 2018 management further segmented commercial mortgages between owner-occupied and non-owner occupied to account for different risk profiles and sensitivity to market factors that are attributed to each sub-segment. The commercial mortgage segment for 2018, as disclosed within this Form 10-K, includes both owner-occupied and non-owner occupied for comparability to prior periods.

Refer to Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K and the section of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

Impairment Measurement - In accordance with guidance provided by ASC 310-10, "Receivables", the Corporation employs one of three methods to determine and measure impairment:

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

Troubled Debt Restructurings (“TDRs”) – Management follows guidance provided by ASC 310-40, “Troubled Debt Restructurings by Creditors.” A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, management will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

Refer to Section G, “Troubled Debt Restructurings,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Refer to Section F, “Allowance for Loan and Lease Losses,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Corporation's charge-offs and factors which influenced management’s judgment with respect thereto.

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

Loans acquired in acquisitions which do not exhibit deteriorated credit quality at the time of acquisition are accounted for under ASC 310-20 and receive a loan mark based on a credit and interest-rate analysis. The resulting discount or premium is accreted or amortized, respectively, to interest income over their remaining maturity. These non-impaired acquired loans, along with the balance of the Corporation's loan and lease portfolio are evaluated on either an individual basis or on a collective basis for impairment. For more information regarding the Corporation's impaired loans and leases, refer to Section F, “Allowance for Loan and Lease Losses,” and Section H, “Impaired Loans,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. For more information regarding loan marks, refer to Section I, “Loan Mark,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Asset Quality and Analysis of Credit Risk

As of December 31, 2018, total non-performing loans and leases were $12.8 million, representing 0.37% of portfolio loans and leases, as compared to $8.6 million, or 0.26% of portfolio loans and leases, as of December 31, 2017. The $4.2 million increase in non-performing loans and leases was primarily due to increases of $2.1 million, $1.7 million, and $872 thousand in home equity lines, commercial mortgages, and leases, respectively, partially offset by a decrease of $965 thousand in non-performing residential mortgage loans.

The Provision for the years ended December 31, 2018, 2017 and 2016 was $7.2 million, $2.6 million and $4.3 million, respectively. The Provision recorded during any given period reflects an allocation related to net new loan volume, changes in the economic environment, and the replenishment of Allowance consumed by charge-offs of loans and leases for which the Corporation had not specifically reserved. Net loan charge-offs for the year ended December 31, 2018 totaled $5.3 million as compared to $2.6 million for the same period in 2017. Total portfolio loans increased by $141.3 million during the year ended December 31, 2018 as compared to $750.4 million for the same period in 2017. As of December 31, 2018, the Allowance of $19.4 million represents 0.57% of portfolio loans and leases, as compared to the Allowance as of December 31, 2017 of $17.5 million, which represented 0.53% of portfolio loans and leases as of that date.

As of December 31, 2018, the Corporation had other real estate owned (“OREO”) valued at $417 thousand, as compared to $304 thousand as of December 31, 2017. The increase was primarily due to $372 thousand of additions to OREO during 2018 comprised of one residential property and one manufactured home, which resulted from loan foreclosures. Partially offsetting the additions were sales of OREO properties acquired in the December 2017 RBPI Merger, carried at $170 thousand.

As of December 31, 2018, the Corporation had $11.0 million of TDRs, of which $9.7 million were in compliance with their modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2017, the Corporation had $9.1 million of TDRs, of which $5.8 million were in compliance with their modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs in compliance with modified terms. Purchased credit-impaired loans are not included in impaired loan and lease totals. As of December 31, 2018, the Corporation had $22.6 million of impaired loans and leases, as compared to $14.2 million as of December 31, 2017. For more information regarding the Corporation's impaired loans and leases, refer to Section H, “Impaired Loans,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Non-Performing Assets, TDRs and Related Ratios as of or for the Year Ended December 31,

(dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans and leases	$12,820	$8,579	$8,363	$10,244	$10,096
Loans 90 days or more past due and still accruing	—	—	—	—	—
Total non-performing loans and leases	12,820	8,579	8,363	10,244	10,096
Other real estate owned	417	304	1,017	2,638	1,147
Total non-performing assets	$13,237	$8,883	$9,380	$12,882	$11,243
TDRs included in non-performing assets	$1,217	$3,289	$2,632	$1,935	$4,315
TDRs in compliance with modified terms	9,745	5,800	6,395	4,880	4,157
Total TDRs	$10,962	$9,089	$9,027	$6,815	$8,472
Allowance for loan and lease losses to non-performing loans and leases	151.5%	204.3%	209.1%	154.8%	144.5%
Non-performing loans and leases to total loans and leases	0.37%	0.26%	0.33%	0.45%	0.61%
Allowance for loan losses to total portfolio loans and leases	0.57%	0.53%	0.69%	0.70%	0.88%
Non-performing assets to total assets	0.28%	0.20%	0.27%	0.43%	0.50%
Period-end portfolio loans and leases	$3,427,154	$3,285,858	$2,535,425	$2,268,988	$1,652,257
Average portfolio loans and leases	$3,397,479	$2,660,999	$2,419,950	$2,153,542	$1,608,248
Allowance for loan and lease losses	$19,426	$17,525	$17,486	$15,857	$14,586
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$1,240	$708	$1,098	$1,100	$533
Interest income on impaired loans included in net income for the period	$774	$485	$551	$513	$341

As of December 31, 2018, management is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2018	2017	2016	2015	2014
Balance, January 1	$17,525	$17,486	$15,857	$14,586	$15,515
Charge-offs:
Consumer	(311)	(154)	(173)	(177)	(144)
Commercial and industrial	(1,374)	(692)	(1,298)	(1,220)	(415)
Real estate	(1,018)	(1,056)	(1,008)	(1,615)	(1,231)
Leases	(3,132)	(1,224)	(808)	(442)	(410)
Total charge-offs	(5,835)	(3,126)	(3,287)	(3,454)	(2,200)
Recoveries:
Consumer	10	8	23	29	17
Commercial and industrial	24	25	93	35	98
Real estate	74	182	178	160	47
Construction	2	4	64	4	60
Leases	433	328	232	101	165
Total recoveries	543	547	590	329	387
Net charge-offs	(5,292)	(2,579)	(2,697)	(3,125)	(1,813)
Provision for loan and lease losses	7,193	2,618	4,326	4,396	884
Balance, December 31	$19,426	$17,525	$17,486	$15,857	$14,586
Ratio of net charge-offs to average portfolio loans outstanding	0.16%	0.10%	0.17%	0.15%	0.11%

Allocation of Allowance for Loan and Lease Losses

The following table sets forth an allocation of the Allowance by portfolio segment. The specific allocations in any portfolio segment may be changed in the future to reflect then-current conditions. Accordingly, management considers the entire Allowance to be available to absorb losses in any portfolio segment.

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$7,567	48.3%	$7,550	46.4%	$6,227	43.8%	$5,199	42.5%	$3,948	41.8%
Home equity lines and loans	1,003	6.1%	1,086	6.6%	1,255	8.2%	1,307	9.2%	1,917	11.0%
Residential mortgage	1,813	14.4%	1,926	14.0%	1,917	16.3%	1,740	17.9%	1,736	19.0%
Construction	1,485	5.3%	937	6.5%	2,233	5.6%	1,324	4.0%	1,367	4.0%
Commercial and industrial	5,461	20.3%	5,038	21.9%	5,142	22.9%	5,609	23.1%	4,533	20.3%
Consumer	229	1.4%	246	1.1%	153	1.0%	142	1.0%	238	1.1%
Leases	1,868	4.2%	742	3.5%	559	2.2%	518	2.3%	468	2.8%
Unallocated	—	—%	—	—%	—	—%	18	—%	379	—%
Total	$19,426	100.0%	$17,525	100.0%	$17,486	100.0%	$15,857	100.0%	$14,586	100.0%

Noninterest Income

2018 Compared to 2017

Noninterest income of $76.0 million for the year ended December 31, 2018 increased $16.9 million, or 28.5%, as compared to $59.1 million for the year ended December 31, 2017. The increase was primarily due to increases of $6.2 million, $3.6 million, $2.5 million, and $2.2 million in other operating income, fees for wealth management services, capital markets revenue, and insurance commissions, respectively. The increase in other operating income, which is further detailed in the table below, was primarily due to the $4.0 million increase in recoveries of purchase accounting fair value marks resulting from the pay off of purchased credit impaired loans acquired in the RBPI Merger. The increase in fees for wealth management services was primarily related to the $460.8 million increase in wealth assets under management, administration, supervision and brokerage from $12.97 billion at December 31, 2017 to $13.43 billion at December 31, 2018. The increase in capital markets revenue was primarily related to a full year of operations for our capital markets group, which was formed during the second quarter of 2017, as well as organic growth. The increase in insurance commissions was partially due to the May 2017 Hirshorn acquisition and the May 2018 Domenick acquisition.

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2018	2017	2016
Visa debit card income	$1,700	$1,443	$1,381
Bank owned life insurance income	1,177	959	908
Commissions and fees	1,270	621	673
Safe deposit box rentals	386	365	382
Other investment income	337	48	223
Rent income	150	193	163
(Loss) gain on trading investments	(153)	613	112
Recovery of purchase accounting fair value loan mark	4,338	337	452
Miscellaneous other income	2,341	742	574
Other operating income	$11,546	$5,321	$4,868

2017 Compared to 2016

Noninterest income of $59.1 million for the year ended December 31, 2017 increased $5.2 million, or 9.6%, as compared to $54.0 million for the year ended December 31, 2016. The increase was primarily due to increases of $2.4 million, $2.1 million, $876 thousand, and $453 thousand in capital markets revenue, fees for wealth management services, insurance commissions, and other operating income, respectively. The increase in capital markets revenue was due to the establishment of our capital markets initiative, which was launched in the second quarter of 2017. The increase in fees for wealth management services was primarily related to the $1.64 million increase in wealth assets under management, administration, supervision and brokerage from $11.33 billion at December 31, 2016 to $12.97 billion at December 31, 2017. The increase in insurance commissions was primarily due to the May 2017 acquisition of Hirshorn. The increase in other operating income, which is further detailed in the table above, was primarily due to a $501 thousand increase in gain on trading investments. The Corporation’s trading investments are comprised solely of investments held in deferred compensation plan trusts whose investment decisions are at the sole discretion of the plan participants. Partially offsetting these increases was a $607 thousand decrease in net gain on sale of loans as mortgage refinancing activity slowed during 2017 with increasing interest rates.

Noninterest Expense

2018 Compared to 2017

Noninterest expense of $140.3 million for the year ended December 31, 2018 increased $25.9 million, or 22.6%, as compared to $114.4 million for the year ended December 31, 2017. The increase was primarily due to increases of $13.4 million and $2.7 million in salaries and wages and employee benefits, respectively. A majority of these increases were related to the additional expenses associated with the staff assumed in the RBPI Merger, and to a lesser extent, recruiting efforts of certain key leadership positions and increases in our incentive accruals. The remaining increase in noninterest expense consisted of increases of $1.7 million, $1.7 million, $1.4 million, $1.3 million, and $1.0 million in occupancy and bank premises expenses, due diligence, merger-related and merger integration expenses, information technology expenses, other operating expenses, and furniture, fixtures and equipment expenses, respectively. These increases were also primarily due to the additional expenses associated with the facilities assumed in the RBPI Merger. While much of the merger-related expenses associated with the RBPI Merger were recorded at the time of the merger, certain expenses incurred in connection with the banking system conversion, contract terminations and lease terminations are recorded as they are incurred.

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2018	2017	2016
Contributions	$1,659	$1,511	$957
Deferred compensation expense	(492)	783	664
Director fees	544	542	566
Dues and subscriptions	1,150	871	456
FDIC insurance	1,716	1,580	1,616
Impairment of OREO and other repossessed assets	89	208	94
Insurance	851	838	788
Loan processing	1,068	423	323
Miscellaneous other expense	3,765	2,545	1,480
MSR amortization and impairment	830	745	881
Other taxes	60	39	45
Outsourced services	243	315	569
Portfolio maintenance	435	417	391
Postage	763	575	551
Stationary and supplies	536	488	518
Telephone and data lines	1,909	1,616	1,620
Temporary help and recruiting	416	852	1,522
Travel and entertainment	1,093	900	894
Other operating expense	$16,635	$15,248	$13,935

2017 Compared to 2016

Noninterest expense of $114.4 million for the year ended December 31, 2017 increased $12.7 million, or 12.5%, as compared to $101.7 million for the year ended December 31, 2016. The increase was primarily due to a $6.1 million increase in due diligence and merger-related and merger integration expenses related to the RBPI Merger, and a $5.8 million increase in salary and wages due to staffing increases from our capital markets initiative, the Hirshorn Boothby acquisition and the Princeton wealth management office, annual salary and wage increases, increases in incentive compensation and to a smaller extent, the additional staff added in the RBPI Merger.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2018, there were no pending or unsettled loan repurchase demands.

Income Tax Expense

Income tax expense of $14.2 million for the year ended December 31, 2018 decreased $20.1 million as compared to $34.2 million for the year ended December 31, 2017. The effective tax rates for the years ended December 31, 2018 and 2017 were 18.2% and 59.8%, respectively. The decrease was directly related to the Tax Reform enacted on December 22, 2017, which lowered the top federal corporate rate from 35% to 21%. Also contributing to the decrease in income tax expense was the absence of the $15.2 million one-time income tax charge related to the re-measurement of the Corporation’s net deferred tax asset, triggered by Tax Reform, during the year ended December 31, 2017, and a $2.6 million income tax benefit recorded during the year ended December 31, 2018 for certain discrete items included on our 2017 tax return that was filed during the fourth quarter of 2018.

Income tax expense of $34.2 million for the year ended December 31, 2017 increased $16.1 million as compared to $18.2 million for the year ended December 31, 2016. The effective tax rates for the years ended December 31, 2017 and 2016 were 59.8% and 33.5%, respectively. The increase was primarily due to the $15.2 million one-time charge to income tax expense, triggered by Tax Reform, during the year ended December 31, 2017.

For more information related to income taxes, refer to Note 16, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Balance Sheet Analysis

Asset Changes

Total assets of $4.65 billion as of December 31, 2018 increased $202.8 million, or 4.6%, from $4.45 billion as of December 31, 2017. The increase is primarily due to the increases in portfolio loans and leases and available for sale investment securities discussed in the following sections.

Investment Securities

The following table details the maturity and weighted average yield(1) of the available for sale investment portfolio as of December 31, 2018:

(dollars in thousands)	Maturing During 2018	Maturing From 2019 Through 2022	Maturing From 2023 Through 2027	Maturing After 2027	Total
U.S. Treasury securities:
Amortized cost	$199,926	$100	$—	$—	$200,026
Weighted average yield	2.28%	2.63%	—%	—%	2.28%
Obligations of the U.S. government and agencies:
Amortized cost	3,263	174,697	6,588	14,056	198,604
Weighted average yield	2.00%	2.31%	3.48%	2.75%	2.38%
State and political subdivisions(1):
Amortized cost	5,491	5,211	670	—	11,372
Weighted average yield	0.52%	0.52%	0.57%	—%	0.52%
Mortgage-related securities(2):
Amortized cost	12	17,414	60,589	256,211	334,226
Weighted average yield	0.25%	0.37%	0.39%	0.37%	0.37%
Other investment securities:
Amortized cost	450	650	—	—	1,100
Weighted average yield	1.99%	3.46%	—%	—%	2.86%
Total amortized cost	$209,142	$198,072	$67,847	$270,267	$745,328
Weighted average yield	2.27%	2.34%	2.65%	2.71%	2.48%

(1)	Weighted average yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

(2)
Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
U.S. Treasury securities	$200,026	$200,077	$200,094	$101	$102
Obligations of the U.S. government and agencies	198,604	153,028	83,111	101,342	66,881
Obligations of state and political subdivisions	11,372	21,352	33,625	41,892	28,955
Mortgage-backed securities	294,076	275,958	185,997	157,422	79,498
Collateralized mortgage obligations	40,150	37,596	49,488	29,756	34,618
Other investment securities	1,100	4,813	16,575	17,263	17,499
Total amortized cost	$745,328	$692,824	$568,890	$347,776	$227,553

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial mortgage	$1,657,436	$1,523,377	$1,110,898	$964,259	$689,528
Home equity lines & loans	207,351	218,275	207,999	209,473	182,082
Residential mortgage	494,355	458,886	413,540	406,404	313,442
Construction	181,078	212,454	141,964	90,421	66,267
Commercial & industrial	695,584	719,312	579,791	524,515	335,645
Consumer	46,814	38,153	25,341	22,129	18,480
Leases	144,536	115,401	55,892	51,787	46,813
Total portfolio loans and leases	3,427,154	3,285,858	2,535,425	2,268,988	1,652,257
Loans held for sale	1,749	3,794	9,621	8,987	3,882
Total loans and leases	$3,428,903	$3,289,652	$2,545,046	$2,277,975	$1,656,139

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2018. Excluded from the table are residential mortgage, home equity lines and loans, and consumer loans:

(dollars in thousands)	Maturing During 2019	Maturing From 2020 Through 2023	Maturing After 2023	Total
Loan portfolio maturity:
Commercial and industrial	$270,993	$224,197	$200,394	$695,584
Construction	95,346	43,025	42,707	181,078
Commercial mortgage	97,434	618,603	941,399	1,657,436
Leases	8,766	133,635	2,135	144,536
Total	$472,539	$1,019,460	$1,186,635	$2,678,634
Interest sensitivity on the above loans:
Loans with fixed rates	$116,504	$764,745	$284,904	$1,166,153
Loans with adjustable or floating rates	356,035	254,715	901,731	1,512,481
Total	$472,539	$1,019,460	$1,186,635	$2,678,634

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K and the section of this MD&A under the heading “Portfolio Loans and Leases” for further details.

•
Portfolio Loans and Leases - The Corporation’s $3.43 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware. These markets have exhibited relatively stable economic attributes, and have generally not seen the high levels of real estate price volatility experienced in other regions nationwide.

•
Concentrations - The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2018 and December 31, 2017, respectively, loans secured by real estate were $2.54 billion and $2.41 billion, or 74.1% and 73.4%, of the total loan portfolio of $3.43 billion and $3.29 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania, Delaware and Southern and Central New Jersey. Management is aware of this concentration and mitigates this risk to the extent possible in many ways, including maintaining a diverse group of collateral property types within the portfolio, and by exercising underwriting discipline which includes assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. For a substantial portion of the loans in the real estate portfolio, the Corporation has recourse to the owners/sponsors, primarily through personal guaranties, in addition to liens on collateral. This recourse provides credit strength, as it incorporates the borrowers’ global cash flows.

In addition to loans secured by real estate, commercial and industrial loans comprise 20.3% of the total loan portfolio as of December 31, 2018.

•
Construction - The construction portfolio of $181.1 million accounts for 5.3% of the total loan and lease portfolio at December 31, 2018, a decrease of $31.4 million from December 31, 2017. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans, and loans for construction of individual homes, had no delinquent or nonperforming loans as of both December 31, 2018 and 2017.

•
Residential Mortgages - Residential mortgage loans were $494.4 million as of December 31, 2018, an increase of $35.5 million from December 31, 2017. The residential mortgage segment accounts for 14.4% of the total loan and lease portfolio as of December 31, 2018. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2018, of 0.52%, as compared to 0.32% as of December 31, 2017. Nonperforming residential mortgage loans comprised 0.70% of the residential mortgage segment of the portfolio as of December 31, 2018, as compared to 0.96% as of December 31, 2017. Management believes it is well protected with its collateral position on this portfolio.

•
Commercial Mortgages - Commercial mortgages were $1.66 billion as of December 31, 2018, an increase of $134.1 million from December 31, 2017. Management has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. The commercial mortgage segment accounts for 48.4% of the total loan and lease portfolio as of December 31, 2018. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2018, of 0.06%, as compared to 0.25% as of December 31, 2017. Nonperforming commercial mortgage loans comprised 0.15% of the commercial mortgage segment of the portfolio as of December 31, 2018, as compared to 0.06% as of December 31, 2017. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which are regularly assessed and have remained stable.

•
Commercial and Industrial - Commercial and industrial loans were $695.6 million as of December 31, 2018, a decrease of $23.7 million from December 31, 2017. The commercial and industrial segment accounts for 20.3% of the total loan and lease portfolio as of December 31, 2018. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2018, of 0.09%, as compared to 0.13% as of December 31, 2017. Nonperforming commercial and industrial loans comprised 0.30% of the commercial and industrial segment of the portfolio as of December 31, 2018, as compared to 0.24% as of December 31, 2017. The commercial and industrial segment of the portfolio consists primarily of loans to privately held businesses and non-profit institutions headquartered within the Corporation’s traditional market area. While some of these loans are collateralized by real estate, others are collateralized by non-real estate business assets, including accounts receivable, inventory and equipment.

•
Home Equity Loans and Lines of Credit - Home equity loans and lines of credit were $207.4 million as of December 31, 2018, a decrease of $10.9 million from December 31, 2017. The home equity loans and lines of credit segment accounts for 6.1% of the total loan and lease portfolio as of December 31, 2018. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2018, of 0.05%, as compared to 0.16% as of December 31, 2017. Nonperforming home equity loans and lines of credit comprised 1.74% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2018, as compared to 0.68% as of December 31, 2017. The Bank originates the majority of its home equity loans and lines of credit through its retail channel.

•
Consumer loans - Consumer loans were $46.8 million as of December 31, 2018, an increase of $8.7 million from December 31, 2017. The consumer loan segment accounted for 1.4% of the total loan and lease portfolio as of December 31, 2018. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2018, of 0.09%, as compared to 2.90% as of December 31, 2017. Nonperforming consumer loans comprised 0.23% of the consumer loan segment of the portfolio as of December 31, 2018, as compared to no nonperforming consumer loans as of December 31, 2017. Consumer loans consist primarily of small-balance revolving or installment loans originated through the Bank's retail channel.

•
Leasing - Leases totaled $144.5 million as of December 31, 2018, an increase of $29.1 million from December 31, 2017. The lease segment of the portfolio accounted for 4.2% of the total loan and lease portfolio as of December 31, 2018. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2018, of 0.77%, as compared to 0.26% as of December 31, 2017. Nonperforming leases comprised 0.67% of the leasing segment of the portfolio as of December 31, 2018, as compared to 0.09% as of December 31, 2017.

Goodwill and Intangible Assets

Goodwill of $184.0 million as of December 31, 2018 increased $4.1 million, or 2.3%, from $179.9 million as of December 31, 2017. The increase was due to $3.4 million of measurement period adjustments in connection with the RBPI Merger recorded during the year ended December 31, 2018, coupled with $677 thousand of goodwill recorded from the acquisition of Domenick.

Intangible assets, other than mortgage servicing rights ("MSRs"), of $23.5 million as of December 31, 2018 decreased $2.5 million, or 9.7%, from $26.0 million as of December 31, 2017. The decrease was due to $3.7 million of amortization, partially offset by the addition of $779 thousand of intangible assets from the acquisition of Domenick.

For more information regarding goodwill and intangible assets, see Note 1, “Summary of Significant Accounting Policies,” Note 3, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets,” respectively, in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

FHLB Stock

The Corporation’s investment in stock issued by the FHLB was $14.5 million as of December 31, 2018, a decrease of $5.6 million, or 27.7%, from $20.1 million as of December 31, 2017. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights

MSRs of $5.0 million as of December 31, 2018 decreased $814 thousand, or 14%, from $5.9 million as of December 31, 2017. The decrease was primarily due to amortization of $803 thousand for the year ended December 31, 2018. Mortgage loans sold with servicing retained was $1.9 million for the year ended December 31, 2018, a decrease of $101.5 million, or 98.2%, from the $103.4 million of mortgage loans sold with servicing retained for the year ended December 31, 2017.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Year Ended or as of December 31,
(dollars in thousands)	2018	2017	2016
Mortgage originations	$162,854	$190,007	$280,059
Mortgage loans sold:
Servicing retained	$1,850	$103,439	$138,134
Servicing released	86,518	27,871	22,829
Total mortgage loans sold	$88,368	$131,310	$160,963
Percentage of originated mortgage loans sold	54.3%	69.1%	57.5%
Servicing retained %	2.1%	78.8%	85.8%
Servicing released %	97.9%	21.2%	14.2%
Residential mortgage loans serviced for others	$578,788	$650,703	$631,889
Mortgage servicing rights	$5,047	$5,861	$5,582
Gain on sale of mortgage loans	$2,477	$2,038	$2,693
Loan servicing and other fees	$2,259	$1,939	$1,939
Amortization of MSRs	$803	$791	$750
(Impairment) / Recovery of MSRs	$(27)	$45	$(131)

Liability Changes

Total liabilities of $4.09 billion as of December 31, 2018 increased $166.2 million, or 4.2%, from $3.92 billion as of December 31, 2017. The increase is primarily due to the increase in total deposits offset by the decrease in total borrowings discussed in the following sections.

Deposits

Deposits of $3.60 billion as of December 31, 2018 increased $225.3 million, or 6.7%, from $3.37 billion as of December 31, 2017. Increases of $183.4 million, $153.3 million, and $10.5 million in interest-bearing demand accounts, wholesale time deposits, and retail time deposits, respectively, were partially offset by decreases of $91.5 million, $23.2 million, and $7.2 million in savings accounts, noninterest-bearing demand accounts, and wholesale non-maturity deposits, respectively.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Interest-bearing demand	$664,749	$481,336	$379,424	$338,861	$277,228
Money market	862,644	862,639	761,657	749,726	566,354
Savings	247,081	338,572	232,193	187,299	138,992
Retail time deposits	542,702	532,202	322,912	229,253	118,400
Wholesale non-maturity deposits	55,031	62,276	74,272	67,717	66,693
Wholesale time deposits	325,261	171,929	73,037	53,185	73,458
Total interest-bearing deposits	$2,697,468	$2,448,954	$1,843,495	$1,626,041	$1,241,125
Noninterest-bearing deposits	901,619	924,844	736,180	626,684	446,903
Total deposits	$3,599,087	$3,373,798	$2,579,675	$2,252,725	$1,688,028

The following table summarizes the maturities of certificates of deposit of $100,000 or greater as of December 31, 2018:

(dollars in thousands)	Retail	Wholesale
Three months or less	$42,121	$182,382
Three to six months	40,431	102,225
Six to twelve months	125,904	37,515
Greater than twelve months	57,828	—
Total	$266,284	$322,122

For more information regarding deposits, including average amount of deposits and average rate paid, refer to the sections of this MD&A under the headings “Balance Sheet Analysis” and “Analysis of Interest Rates and Interest Differential.”

Borrowings

Borrowings of $427.8 million as of December 31, 2018, which include short-term borrowings, long-term FHLB advances, subordinated notes and junior subordinated debentures, decreased $69.0 million, or 13.9%, from $496.8 million as of December 31, 2017. The decrease was comprised of a $83.8 million decrease in long-term FHLB advances, partially offset by a $14.5 million increase in short-term borrowings (original maturity of one year or less), which consisted of funds obtained from overnight repurchase agreements with commercial customers and short-term FHLB advances.

The following table details borrowings as of the dates indicated:

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Short-term borrowings	$252,367	$237,865	$204,151	$94,167	$23,824
Long-term FHLB advances	55,374	139,140	189,742	254,863	260,146
Subordinated notes	98,526	98,416	29,532	29,479	—
Jr. subordinated debentures	21,580	21,416	—	—	—
Total borrowings	$427,847	$496,837	$423,425	$378,509	$283,970
See the Liquidity Section of this MD&A under the heading “Liquidity” for further details on the Corporation’s FHLB available borrowing capacity.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 30, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Wealth Management Segment Activity

The Wealth Management segment, which includes the insurance reporting unit, reported a pre-tax segment profit (“PTSP”) for the year ended December 31, 2018 of $16.5 million, an increase of $1.4 million, or 9.7%, as compared to $15.1 million for the year ended December 31, 2017. Fees for wealth management services of $42.3 million for the year ended December 31, 2018 increased $3.6 million, or 9.3%, as compared to $38.7 million for the year ended December 31, 2017. The increase in fees was comprised of a $2.1 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $581.3 million increase in fixed rate flat-fee account balances, and a $1.4 million increase in fees derived from market-value based fee accounts, primarily due to strong market performance experienced during 2018. Revenue from the insurance division of $6.8 million for the year ended December 31, 2018, which is reported as part of the Wealth Management segment, increased by $2.2 million, or 48.4%, partially due to the May 2017 Hirshorn acquisition and the May 2018 Domenick acquisition, in addition to organic growth.

The PTSP of the Wealth Management segment for the year ended December 31, 2017 was $15.1 million, an increase of $702 thousand, or 4.9%, as compared to $14.4 million for the year ended December 31, 2016. Fees for wealth management services of $38.7 million for the year ended December 31, 2017 increased $2.0 million, or 5.6%, as compared to $36.7 million for the year ended December 31, 2016. The increase in fees, year over year, is related to the $1.64 billion increase in assets under management, administration, supervision and brokerage. Approximately two-thirds of the growth of the wealth asset portfolio was from accounts whose fees are charged on a flat or fixed basis. However, nearly two-thirds of the increase in wealth management fees was derived from market-value based fee accounts, as a result of the strong market performance experienced in 2017. Revenue from the insurance division, which is reported as part of the Wealth Management segment, increased by $867 thousand, or 23.3%, primarily due to the May 2017 acquisition of Hirshorn, in addition to organic growth.

Wealth Assets Under Management, Administration, Supervision and Brokerage (“Wealth Assets”)

Wealth Asset accounts are categorized into two groups; the first account group consists predominantly of clients whose fees are determined based on the market value of the assets held in their accounts (“Market Value” basis). The second account group consists predominantly of clients whose fees are set at fixed amounts (“Fixed Fee” basis), and, as such, are not affected by market value changes.

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	December 31, 2018	December 31, 2017	December 31, 2016
Market value	$5,764,189	$5,884,692	$5,302,463
Fixed fee	7,665,355	7,084,046	6,025,994
Total	$13,429,544	$12,968,738	$11,328,457

	Percentage of Wealth Assets as of:
Fee Basis	December 31, 2018	December 31, 2017	December 31, 2016
Market value	42.9%	45.4%	46.8%
Fixed fee	57.1%	54.6%	53.2%
Total	100.0%	100.0%	100.0%

 The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Year Ended:
Fee Basis	December 31, 2018	December 31, 2017	December 31, 2016
Market value	$31,142	$29,752	$28,418
Fixed fee	11,184	8,983	8,272
Total	$42,326	$38,735	$36,690

	Percentage of Fees for Wealth Management Services For the Year Ended:
Fee Basis	December 31, 2018	December 31, 2017	December 31, 2016
Market value	73.6%	76.8%	77.5%
Fixed fee	26.4%	23.2%	22.5%
Total	100.0%	100.0%	100.0%

Banking Segment Activity

Banking segment data as presented in Note 30, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K indicates a PTSP of $61.4 million in 2018, $42.2 million in 2017 and $39.8 million in 2016. See the section of this MD&A under the heading “Components of Net Income” for a discussion of the Banking Segment results.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $564.7 million, or 12.1% of total assets, as of December 31, 2018, as compared to $528.1 million, or 11.9% of total assets, as of December 31, 2017.

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

For the year ended December 31, 2018, the Corporation did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2018.

Accumulated other comprehensive loss (“AOCL”) of $7.5 million as of December 31, 2018 increased $3.1 million, or 70%, from $4.4 million as of December 31, 2017. The primary cause of the increase in AOCL was the increase in net unrealized losses on available for sale investment securities primarily due to increasing interest rates.

As detailed in Section E, “Regulatory Capital Ratios,” of Note 27, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the capital ratios, as of December 31, 2018 and 2017 indicate levels above the regulatory minimum to be considered “well capitalized.”

Liquidity

The Corporation has significant sources of liquidity as of December 31, 2018. The liquidity position is managed on a daily basis as part of the daily settlement function, and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits, along with the utilization of borrowings from the FHLB, purchased federal funds, and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of certain investment securities and certain loans in the secondary market.

Other wholesale funding sources include certificates of deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $325.3 million as of December 31, 2018.

As of December 31, 2018, the maximum borrowing capacity with the FHLB was $1.53 billion, with an unused borrowing availability of $1.25 billion. Borrowing availability at the Federal Reserve Discount Window was $140.4 million, and overnight Fed Funds lines, consisting of lines from seven banks, totaled $79.0 million. On a monthly basis, the ALCO reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2018, the Corporation held $14.5 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with IND to provide up to $70 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $55.0 million in balances as of December 31, 2018 under this program.

The Corporation’s available for sale investment portfolio of $737.4 million as of December 31, 2018 was 15.9% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or other repurchase agreements.

Management continually evaluates its borrowing capacity and sources of liquidity. Management currently believes that it has sufficient capacity to fund expected short- and long-term earning asset growth with wholesale sources, along with deposit growth from its internal branch and wealth products.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2018, listed by dates of funding or payment:

(dollars in millions)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$867.2	$433.7	$138.6	$45.0	$249.9
Standby letters of credit	21.2	17.1	4.1	—	—
Total	$888.4	$450.8	$142.7	$45.0	$249.9
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

Contractual Cash Obligations of the Corporation as of December 31, 2018

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,731,124	$2,731,124	$—	$—	$—
Wholesale and retail certificates of deposit	867,963	739,766	115,409	11,901	887
Short-term borrowings	252,367	252,367	—	—	—
Long-term FHLB Advances	55,374	28,105	27,269	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,774	—	—	—	25,774
Operating leases	64,488	5,211	9,178	8,254	41,845
Purchase obligations	9,066	6,736	2,330	—	—
Total	$4,106,156	$3,763,309	$154,186	$20,155	$168,506

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania
March 1, 2019

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$14,099	$11,657
Interest bearing deposits with banks	34,357	48,367
Cash and cash equivalents	48,456	60,024
Investment securities available for sale, at fair value (amortized cost of $745,328 and $692,824 as of December 31, 2018 and December 31, 2017, respectively)	737,442	689,202
Investment securities held to maturity, at amortized cost (fair value of $8,438 and $7,851 as of December 31, 2018 and December 31, 2017, respectively)	8,684	7,932
Investment securities, trading	7,502	4,610
Loans held for sale	1,749	3,794
Portfolio loans and leases, originated	2,885,251	2,487,296
Portfolio loans and leases, acquired	541,903	798,562
Total portfolio loans and leases	3,427,154	3,285,858
Less: Allowance for originated loan and lease losses	(19,329)	(17,475)
Less: Allowance for acquired loan and lease losses	(97)	(50)
Total allowance for loans and lease losses	(19,426)	(17,525)
Net portfolio loans and leases	3,407,728	3,268,333
Premises and equipment, net	65,648	54,458
Accrued interest receivable	12,585	14,246
Mortgage servicing rights	5,047	5,861
Bank owned life insurance	57,844	56,667
Federal Home Loan Bank stock	14,530	20,083
Goodwill	184,012	179,889
Intangible assets	23,455	25,966
Other investments	16,526	12,470
Other assets	61,277	46,185
Total assets	$4,652,485	$4,449,720
Liabilities
Deposits:
Noninterest-bearing	$901,619	$924,844
Interest-bearing	2,697,468	2,448,954
Total deposits	3,599,087	3,373,798
Short-term borrowings	252,367	237,865
Long-term FHLB advances	55,374	139,140
Subordinated notes	98,526	98,416
Junior subordinated debentures	21,580	21,416
Accrued interest payable	6,652	3,527
Other liabilities	54,195	47,439
Total liabilities	4,087,781	3,921,601
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,545,348 and 24,360,049 shares as of December 31, 2018 and December 31, 2017, respectively, and outstanding of 20,163,816 and 20,161,395 as of December 31, 2018 and December 31, 2017, respectively	24,545	24,360
Paid-in capital in excess of par value	374,010	371,486
Less: Common stock in treasury at cost - 4,381,532 and 4,198,654 shares as of December 31, 2018 and December 31, 2017, respectively	(75,883)	(68,179)
Accumulated other comprehensive loss, net of tax	(7,513)	(4,414)
Retained earnings	250,230	205,549
Total Bryn Mawr Bank Corporation shareholders' equity	565,389	528,802
Noncontrolling interest	(685)	(683)
Total shareholders' equity	564,704	528,119
Total liabilities and shareholders' equity	$4,652,485	$4,449,720

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans and leases	$168,638	$120,762	$110,536
Interest on cash and cash equivalents	264	174	168
Interest on investment securities:
Taxable	11,854	8,136	5,575
Non-taxable	293	388	497
Dividends	6	99	215
Total interest income	181,055	129,559	116,991
Interest expense:
Interest on deposits	20,552	8,748	5,833
Interest on short-term borrowings	3,392	1,390	93
Interest on FHLB advances and other borrowings	1,777	2,620	3,353
Interest on subordinated notes	4,575	1,628	1,476
Interest on junior subordinated debentures	1,288	46	—
Total interest expense	31,584	14,432	10,755
Net interest income	149,471	115,127	106,236
Provision for loan and lease losses	7,193	2,618	4,326
Net interest income after provision for loan and lease losses	142,278	112,509	101,910
Noninterest income:
Fees for wealth management services	42,326	38,735	36,690
Insurance commissions	6,808	4,589	3,722
Capital markets revenue	4,848	2,396	—
Service charges on deposits	2,989	2,608	2,791
Loan servicing and other fees	2,259	2,106	1,939
Net gain on sale of loans	3,283	2,441	3,048
Net gain (loss) on sale of investment securities available for sale	7	101	(77)
Net gain (loss) on sale of other real estate owned ("OREO")	295	(104)	(76)
Dividends on FHLB and FRB stock	1,621	939	1,063
Other operating income	11,546	5,321	4,868
Total noninterest income	75,982	59,132	53,968
Noninterest expenses:
Salaries and wages	66,671	53,251	47,411
Employee benefits	12,918	10,170	9,249
Occupancy and bank premises	11,599	9,906	9,611
Furniture, fixtures, and equipment	8,407	7,385	7,520
Advertising	1,719	1,454	1,381
Amortization of intangible assets	3,656	2,734	3,498
Due diligence, merger-related and merger integration expenses	7,761	6,104	—
Professional fees	4,203	3,268	3,659
Pennsylvania bank shares tax	1,792	1,294	1,749
Information technology	4,942	3,581	3,661
Other operating expenses	16,635	15,248	13,935
Total noninterest expenses	140,303	114,395	101,674
Income before income taxes	77,957	57,246	54,204
Income tax expense	14,165	34,230	18,168
Net income	$63,792	$23,016	$36,036
Net (loss) income attributable to noncontrolling interest	—	—	—
Net income attributable to Bryn Mawr Bank Corporation	$63,792	$23,016	$36,036
Basic earnings per common share	$3.15	$1.34	$2.14
Diluted earnings per common share	$3.13	$1.32	$2.12
Dividends declared per share	$0.94	$0.86	$0.82
Weighted-average basic shares outstanding	20,234,792	17,150,125	16,859,623
Dilutive shares	155,375	248,798	168,499
Adjusted weighted-average diluted shares	20,390,167	17,398,923	17,028,122

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Net income attributable to Bryn Mawr Bank Corporation	$63,792	$23,016	$36,036

Other comprehensive loss:
Net change in unrealized losses on investment securities available for sale:
Net unrealized losses arising during the period, net of tax benefit of $(806), $(570) and $(1,106), respectively	(3,033)	(1,057)	(2,055)
Reclassification adjustment for net (gain) loss on sale realized in net income, net of tax (expense) benefit of $(1), $(35), and $27, respectively	(6)	(66)	50
Reclassification adjustment for net gain realized on transfer of investment securities available for sale to trading, net of tax expense of $(88), $0 and $0, respectively	(329)	—	—
Unrealized investment losses, net of tax benefit of $(895), $(605) and $(1,079), respectively	(3,368)	(1,123)	(2,005)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $72, $(54) and $5, respectively	269	(100)	8
Total other comprehensive loss	(3,099)	(1,223)	(1,997)
Total comprehensive income	$60,693	$21,793	$34,039

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$63,792	$23,016	$36,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,193	2,618	4,326
Depreciation of premises and equipment	6,610	5,551	5,630
Loss on disposal of premises and equipment	1,627	—	—
Net amortization of investment premiums and discounts	3,044	2,990	3,200
Net (gain) loss on sale of investment securities available for sale	(7)	(101)	77
Net gain on sale of loans	(3,283)	(2,441)	(3,048)
Stock-based compensation	2,750	2,068	1,713
Amortization and net impairment of mortgage servicing rights	830	744	880
Net accretion of fair value adjustments	(9,883)	(2,376)	(3,776)
Amortization of intangible assets	3,656	2,734	3,498
Impairment of other real estate owned ("OREO") and other repossessed assets	89	208	94
Net (gain) loss on sale of OREO	(295)	104	76
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(1,177)	(838)	(908)
Other, net	532	(788)	79
Loans originated for resale	(86,323)	(125,482)	(161,597)
Proceeds from loans sold	91,353	132,639	162,762
Provision for deferred income taxes	9,839	20,418	1,676
Settlement of pension liability acquired in RBPI Merger	—	(15,233)	—
Change in income taxes payable/receivable	415	(7,917)	4,340
Change in accrued interest receivable	1,661	(3,178)	(664)
Change in accrued interest payable	3,125	(2,023)	883
Change in other assets	(19,222)	(3,471)	865
Change in other liabilities	2,909	3,690	(1,914)
Net cash provided by operating activities	79,235	32,932	54,228
Investing activities:
Purchases of investment securities available for sale	(338,421)	(445,294)	(350,669)
Purchases of investment securities held to maturity	(1,328)	(5,189)	(2,928)
Proceeds from maturity and paydowns of investment securities available for sale	278,895	283,545	65,176
Proceeds from maturity and paydowns of investment securities held to maturity	532	108	34
Proceeds from sale of investment securities available for sale	7	130,858	276
Net change in FHLB stock	5,553	(2,778)	(4,363)
Proceeds from calls of investment securities	810	25,682	60,840
Proceeds from sales of other investments	—	—	664
Net change in other investments	(4,056)	2,059	264
Purchase of domain name	—	(151)	—
Purchase of customer relationships	(366)	—	—
Purchase of portfolio loans and leases	(14,974)	—	—
Net portfolio loan and lease originations	(127,589)	(180,869)	(266,331)
Purchases of premises and equipment	(19,426)	(8,304)	(2,207)
Acquisitions, net of cash acquired	(380)	12,301	—
Proceeds from sale of OREO	525	1,048	1,806
Net cash used in investing activities	(220,218)	(186,984)	(497,438)
Financing activities:
Change in deposits	226,598	201,015	327,169
Change in short-term borrowings	14,502	18,714	109,995
Dividends paid	(19,289)	(14,799)	(13,961)
Change in long-term FHLB advances and other borrowings	(83,872)	(110,049)	(65,000)
Payment of contingent consideration for business combinations	(660)	(642)	(627)
Net proceeds from issuance of subordinated notes	—	68,829	—
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,639)	(1,140)	(745)
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	2	(115)	(133)
Repurchase of warrants from U.S. Treasury	(1,755)	—	—
Net purchase of treasury stock through publicly announced plans	(5,936)	—	(7,971)
Proceeds from exercise of stock options	1,464	1,498	2,181
Net cash provided by financing activities	129,415	163,311	350,908

Change in cash and cash equivalents	(11,568)	9,259	(92,302)
Cash and cash equivalents at beginning of period	60,024	50,765	143,067
Cash and cash equivalents at end of period	$48,456	$60,024	$50,765
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$3,449	$21,632	$12,261
Interest	$28,453	$13,639	$9,872
Non-cash information:
Change in other comprehensive loss	$(3,099)	$(1,223)	$(1,997)
Change in deferred tax due to change in comprehensive income	$(823)	$(659)	$(1,074)
Transfer of loans to other real estate owned and repossessed assets	$372	$342	$546
Issuance of shares, warrants and options for acquisitions	$—	$138,509	$—
Acquisition of noncash assets and liabilities:
Assets acquired	$1,096	$849,610	$—
Liabilities assumed	$687	$724,085	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity

(dollars in thousands, except share and per share data)

	For the Years Ended December 31, 2016, 2017, and 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2015	20,931,416	$20,931	$228,814	$(58,144)	$(412)	$174,522	$—	$365,711

Net income	—	—	—	—	—	36,036	—	36,036
Tax provision-to-return adjustment related to excess tax benefit on stock-based compensation	—	—	197	—	—	—	—	197
Dividends paid or accrued, $0.82 per share	—	—	—	—	—	(13,989)	—	(13,989)
Other comprehensive loss, net of tax benefit of $1,074	—	—	—	—	(1,997)	—	—	(1,997)
Stock based compensation	—	—	1,713	—	—	—	—	1,713
Retirement of treasury stock	(4,320)	(4)	(39)	43	—	—	—	—
Net purchase of treasury stock through publicly announced plans	—	—	—	(7,971)	—	—	—	(7,971)
Net purchase of treasury stock from stock award and deferred compensation plans	—	—	—	(878)	—	—	—	(878)
Common stock issued:
Common stock issued through share-based awards and options exercises	183,872	184	2,121	—	—	—	—	2,305
Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$—	$381,127

Net income	—	—	—	—	—	23,016	—	23,016
Dividends paid or accrued, $0.86 per share	—	—	—	—	—	(14,818)	—	(14,818)
Other comprehensive loss, net of tax benefit of $659	—	—	—	—	(1,223)	—	—	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	(782)	782	—	—
Stock-based compensation	—	—	2,068	—	—	—	—	2,068
Form S-4 stock issuance costs	—	—	(233)	—	—	—	—	(233)
Retirement of treasury stock	(2,628)	(3)	(23)	26	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,140)	—	—	—	(1,140)
Net purchase of treasury stock for deferred compensation trusts	—	—	—	(115)	—	—	—	(115)
Stock warrants assumed in acquisitions	—	—	1,854	—	—	—	—	1,854
Noncontrolling interest assumed in acquisitions	—	—	—	—	—	—	(683)	(683)
Common stock issued:
Shares issued in acquisitions	3,098,754	3,099	133,556	—	—	—	—	136,655
Common stock issued through share-based awards and options exercises	152,955	153	1,458	—	—	—	—	1,611
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119

	For the Years Ended December 31, 2016, 2017, and 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	63,792	—	63,792
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Goodwill measurement period adjustment effect on noncontrolling interest	—	—	2	—	—	—	(2)	—
Dividends paid or accrued, $0.94 per share	—	—	—	—	—	(19,209)	—	(19,209)
Other comprehensive loss, net of tax benefit of $823	—	—	—	—	(3,099)	—	—	(3,099)
Stock based compensation	—	—	2,750	—	—	—	—	2,750
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,639)	—	—	—	(1,639)
Net treasury stock activity for deferred compensation trusts	—	—	153	(151)	—	—	—	2
Purchase of treasury stock through publicly announced plans	—	—	—	(5,936)	—	—	—	(5,936)
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:								—
Common stock issued through share-based awards and options exercises	184,990	184	1,382	—	—	—	—	1,566
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704

(1) Shares relating to the RBPI Merger (defined in Note 3, “Business Combinations,” below) recorded in April 2018.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (the “Corporation”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of the Corporation. The Bank and Corporation are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. The Corporation and its subsidiaries offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, six wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of the Corporation trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, with three contingent cash payments, not to exceed $250 thousand each, to be payable on each of May 1, 2019, May 1, 2020, and May 1, 2021, subject to the attainment of certain targets during the related periods.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) was completed. Consideration paid totaled $138.7 million, comprised of 3,101,316 shares of the Corporation’s common stock, the assumption of 140,224 warrants to purchase BMTC common stock valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand of cash in lieu of fractional shares. The RBPI Merger initially added $570.4 million of loans, $121.6 million of investments, $593.2 million of deposits, and twelve new branches. The acquisition of RBPI expands the Corporation further into Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Mercer and Camden Counties in New Jersey.

On May 24, 2017, the acquisition of Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, one contingent cash payment of $575 thousand was paid during the second quarter of 2018, and two contingent cash payments, not to exceed $575 thousand each, to be payable in 2019 and 2020, subject to certain conditions. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2019, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan and lease losses and lending related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

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

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and noninterest-bearing amounts due from banks, and federal funds sold. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $4.3 million and $5.8 million at December 31, 2018 and December 31, 2017, respectively.

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

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent, or it is more likely than not that the Corporation would not be required, to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2018, 2017 or 2016.

Investments for which management has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at their amortized cost on the balance sheet. No adjustment for market value fluctuations are recorded related to the held to maturity portfolio.

Investment securities held in trading accounts consist of deferred compensation trust accounts, which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

E. Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized temporary losses, if any, are recognized through a valuation allowance by charges to income.

F. Portfolio Loans and Leases

The Corporation originates construction, commercial and industrial, commercial mortgage, residential mortgage, home equity and consumer loans to customers primarily in southeastern Pennsylvania, as well as small-ticket equipment leases to customers nationwide. Although the Corporation has a diversified loan and lease portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the real estate and general economic conditions of the region.

Loans and leases that management has the intention and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, the allowance for loan and lease losses and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance.

Loan and lease origination fees and loan and lease origination costs are deferred and recognized as an adjustment to the related yield using the interest method.

The accrual of interest on loans and leases is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans and leases are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected for loans that are placed on nonaccrual status or charged-off is charged against interest income. All interest accrued, but not collected, on leases that are placed on nonaccrual status is not charged against interest income until the lease becomes 120 days delinquent, at which point it is charged off. The interest received on these nonaccrual loans and leases is applied to reduce the carrying value of loans and leases. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for at least six months, and future payments are reasonably assured. Once a loan returns to accrual status, any interest payments collected during the nonaccrual period which had been applied to the principal balance are reversed and recognized as interest income over the remaining term of the loan.

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

Management’s determination of the adequacy of the Allowance is based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involves the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical net charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2018, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2018, management utilized a two-year LEP for its commercial loan segments, and a one-year LEP for its consumer loan segments, based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration is given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

As part of the process of calculating the Allowance for the different segments of the loan and lease portfolio, management considers certain credit quality indicators. For the commercial mortgage, construction, and commercial and industrial loan segments, periodic reviews of the individual loans are performed by both in-house staff as well as external third-party loan review specialists. The result of these reviews is reflected in the risk grade assigned to each loan. For the consumer segments of the loan portfolio, the indicator of credit quality is reflected by the performance/non-performance status of a loan.
The evaluation process also considers the impact of competition, current and expected economic conditions, national and international events, the regulatory and legislative environment, and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, an additional Provision may be required that might adversely affect the Corporation’s results of operations in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the adequacy of the Allowance. Such agencies may require the Corporation to record additions to the Allowance based on their judgment of information available to them at the time of their examination.

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

In addition to originating loans, the Corporation occasionally acquires loans through mergers or loan purchase transactions. Some of these acquired loans may exhibit deteriorated credit quality that has occurred since origination and, as such, management may not expect to collect all contractual payments. Accounting for these purchased credit-impaired (“PCI”) loans is done in accordance with ASC 310-30. The loans are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral-dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. On a regular basis, at least quarterly, PCI loans are assessed to determine if there has been any improvement or deterioration of the expected cash flows. If there has been improvement, an adjustment is made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan is reduced. Conversely, if there is deterioration in the expected cash flows of a PCI loan, a Provision is recorded in connection with the loan.

I. Troubled Debt Restructurings (“TDRs")

A TDR occurs when a creditor, for economic or legal reasons related to a borrower’s financial difficulties, modifies the original terms of a loan or lease, or grants a concession to the borrower that it would not otherwise have granted. A concession may include an extension of repayment terms, a reduction in the interest rate, or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Corporation will make the necessary disclosures related to the TDR. In certain cases, a modification or concession may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered a TDR.

J. Other Real Estate Owned (“OREO”)

OREO consists of assets that the Corporation has acquired through foreclosure by either accepting a deed in lieu of foreclosure, or by taking possession of assets that were used as loan collateral. The Corporation reports OREO on the balance sheet as part of other assets, at the lower of cost or fair value less cost to sell, adjusted periodically based on current appraisals. Costs relating to the development or improvement of assets, as well as the costs required to obtain legal title to the property, are capitalized, while costs related to holding the property are charged to expense as incurred.

K. Other Investments and Equity Stocks Without a Readily Determinable Fair Value

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank (“FRB”) and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2018, the carrying value of the Corporation’s FHLB stock was $14.5 million. In addition, the Corporation is required to hold FRB stock based on the Corporation’s capital. As of December 31, 2018, the carrying value of the Corporation’s FRB stock was $12.0 million. Ownership of FHLB and FRB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 11, “Short-Term Borrowings and Long-Term FHLB Advances,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Pension and Postretirement Benefit Plan

As of December 31, 2018, the Corporation had two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 15, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

N. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of noninterest income.

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

The Corporation may use interest-rate swap agreements to modify the interest rate characteristics from variable to fixed, or fixed to variable, in order to reduce the impact of interest rate changes on future net interest income. If present, the Corporation accounts for its interest-rate swap contracts in cash flow hedging relationships by establishing and documenting the effectiveness of the instrument in offsetting the change in cash flows of assets or liabilities that are being hedged. To determine effectiveness, the management performs an analysis to identify if changes in fair value or cash flow of the derivative correlate to the equivalent changes in the forecasted interest receipts or payments related to a specified hedged item. Recorded amounts related to interest-rate swaps are included in other assets or liabilities. The change in fair value of the ineffective part of the instrument would need to be charged to the Statement of Income, potentially causing material fluctuations in reported earnings in the period of the change relative to comparable periods. In a fair value hedge, the fair value of the interest rate swap agreements and changes in the fair value of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness, and is recorded in net interest income in the statement of income. Management performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

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

Q. Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into shares of common stock and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on options exercises are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

R. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Net deferred tax assets are included within the other assets line item on the Consolidated Balance Sheets.

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

The most significant portion of the Corporation’s wealth management fees is derived from trust administration and other related services, custody, investment management and advisory services, and employee benefit account and IRA administration. These fees are generally billed monthly, in arrears, based on the market value of assets at the end of the previous billing period. A smaller number of customers are billed in a similar manner, but on a quarterly or annual basis, and some revenues are not based on market values.

The balance of the Corporation’s wealth management fees includes estate settlement fees and tax service fees, which are recorded when the related service is performed, and asset management and brokerage fees on non-depository investment products, which are received one month in arrears, based on settled transactions, but are accrued in the month the settlement occurs.

Included in other assets on the balance sheet is a receivable for wealth management fees that have been earned but not yet collected.

Insurance revenue is primarily related to commissions earned on insurance policies and is recognized over the related policy coverage period.

T. Mortgage Servicing

A portion of the residential mortgage loans originated by the Corporation is sold to third parties; however, the Corporation may retain the servicing rights related to these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Gains on the sale of these loans are based on the specific identification method.

An intangible asset, referred to as mortgage servicing rights (“MSRs") is recognized when a loan’s servicing rights are retained upon sale of a loan. These MSRs amortize to noninterest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.

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

U. Goodwill and Intangible Assets

The Corporation accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible assets impairment testing annually, as of October 31, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2018, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment, and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment for goodwill testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

Management’s impairment testing methodology is consistent with the methodology prescribed in ASC 350. Management completes a goodwill impairment analysis at least on an annual basis, or more often if events and circumstances indicate that there may be impairment. Management also reviews other intangible assets with finite lives for impairment if events and circumstances indicate that the carrying value may not be recoverable.

V. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2 - Recent Accounting Pronouncements

The following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation during the year ended December 31, 2018, and those which are not yet effective as of December 31, 2018 and have been evaluated or are currently being evaluated by management.

Adopted Pronouncements in 2018:

FASB ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers”

The Corporation adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, Visa debit card income, wealth management fees, investment brokerage fees, and the net gain on sale of OREO. Refer to Note 19, “Revenue from Contracts with Customers,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion on the Corporation’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this ASU did not have an impact to our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2017-07 (Topic 715), “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

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

Upon adoption, the components of net periodic benefit cost other than the service cost component were reclassified retrospectively from “Employee benefits” to “Other operating expenses” in the Consolidated Statements of Income. Since both “Employee benefits” and “Other operating expenses” line items are under “Noninterest expenses,” there was no impact to total “Noninterest expenses” or “Net income.” The components of net periodic benefit cost are currently disclosed in Note 15, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Additionally, the Corporation does not currently capitalize any components of its net periodic benefit costs. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

Pronouncements Not Effective as of December 31, 2018:

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

The amendments in this update became effective for us January 1, 2019. The adoption did not have an impact on our Consolidated Financial Statements and related disclosures as the Corporation has not historically granted share based payment awards to nonemployees other than to the Corporation’s Board of Directors, who are treated as employees for share-based payment accounting.

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

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses ("PLLL") and Allowance for Loan and Lease Losses ("ALLL") line items and establishes the Provision for Credit Losses ("PCL") and Allowance for Credit Losses ("ACL") line items.

Under the legacy “Incurred Loss” notion, management presents an ALLL intended to represent “probable and estimable” incurred but not yet realized credit losses on assets in scope. When management deems collection of contractual cashflows for an instrument unlikely, a specific reserve is calculated under ASC 310-10. Management further calculates a general reserve for performing assets under ASC 450-20, using historical loss experience and adjustments for several qualitative factors, including current economic conditions. The “Incurred Loss” standard does not allow for projections beyond the likely ‘emergence period’ of losses, or for forward-looking economic conditions; for example, loss contingencies in 2022 are not currently presented, nor is the presentation adjusted for the likelihood of future economic condition change.

In contrast, the future accounting standard requires projection of credit loss over the contract lifetime of the asset, adjusted for prepayment tendencies. Further, management’s specific expectations for the future economic environment must be incorporated in the projection, with loss expectations to revert to the long-run historical mean after such time as management can make or obtain a reasonable and supportable forecast. This valuation reserve will be established in the ACL and maintained through expense (provision) in the PCL. In the event that additional allocation is required to fund the ACL at adoption, investors will see a cumulative-effect (one time) adjustment to retained earnings upon adoption of the new standard. The new CECL standard will become effective for the Corporation for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.

The Corporation has engaged with a leading vendor to assist in computing and establishing the ACL, and management has completed the data gathering and model selection efforts, with continued effort through 2019 to operationalize the practice for establishing the ACL and preparing its presentation. Significant additional quantitative analysis is included in management’s contemplated measurement regime, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements. Preliminary evaluations were performed by discounting instrument-level cashflows adjusted for timing (e.g. prepayment) and credit (default and loss) expectations. Management will continue to evaluate other estimation methodologies and disaggregation approaches through the 2019 year.

The Corporation will comply with the new disclosure and presentation requirements enumerated in ASU 2016-13, including presentation of the vintage disclosure organizing certain credit performance data by year of origination/renewal (“policy year”).

Financial statement users should be aware that the ACL is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors. The following factors could lead to a material impact to retained earnings - in either direction - as of the adoption date:

•	Increases / decreases to the time period management deems reasonably and supportably forecastable

•	Inclusion / exclusion of forecast factors

•	Adverse changes to reasonable and supportable forecasts

•	Detectable increases / decreases in the Corporation’s or comparable industry credit loss parameters

•	Deterioration / improvement in the risk profile of the Corporation’s loan and lease portfolio

•	Decreased / increased prepayment behavior or other factors impacting loan and lease portfolio duration

•	Changes in credit risk through the ordinary course of operations, such as launch or expansion of higher risk-bearing products

•	Interest rate fluctuations impacting effective yield on certain instruments.

Management cautions that this list is not exhaustive. Further, management may adjust quantitatively established allocation for factors that defy numerical modeling, leading to a material adjustment not due to factors specified above. Moreover, interpretations and clarifications of the guidance through the FASB’s ongoing Transition Resource Group efforts may change management’s estimates of the impact. Finally, the impact of accounting treatment changes for establishing the ACL for purchased assets under future acquisitions may effect a cumulative-effect adjustment to retained earnings that proves material.

Ongoing financial statement behavior will be impacted by the standard, regardless of any cumulative-effect adjustment at adoption. Under our currently contemplated cashflow projection model, assets will originate with a specific allocation for the contract life of that instrument, adjusted for prepayment behavior and probabilistic credit performance expectations to arrive at an expected cashflow projection. All else being equal, as that continues toward its contract maturity, estimates of lifetime credit loss at the instrument level will decrease. Under steady-state conditions, portfolio-segment-level aggregation of management’s expected loss estimates should be stable or track with portfolio-segment growth (contraction and runoff). When management’s expectations of the likely future economic environment change based on reasonable and supportable forecasts, portfolio allocation may increase (decrease) rapidly between periods. The establishment of the ACL will be more responsive to deteriorating (improving) economic conditions than prior establishment of the ALLL, which is based on historical experience and agnostic to future conditions. In dynamic economic environments, users of financial statements should expect expense (income) in the PCL to be concentrated in fewer quarters than was typical for the PLLL. Users of financial statements should be aware that this accounting treatment does not determine the ultimate, realized loss or recovery for assets in scope; ASU 2016-13 impacts timing.

Criteria for establishment of specific reserves are still under evaluation. Specific reserve impact to instruments meeting the legacy “impairment” criteria are not anticipated to change, though the volume of such credits may change before the adoption date due to deterioration (improvement) of portfolio credit quality. Management is evaluating additional criteria to identify instruments for specific evaluation under the future standard’s broader allowable criteria.

Management does not currently plan to implement an accounting election to recognize changes in the ACL valuation account due to timing (prepayment) behavior as interest income (expense).

FASB ASU 2016-02 (Topic 842), “Leases”

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard became effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Management has elected to use the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provided a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

This standard will have a material effect on our Consolidated Balance Sheet and related disclosures but is not expected to have a material impact on our Consolidated Statement of Income. Any additional assets recorded as a result of adoption is expected to have a negative impact on the Corporation and Bank capital ratios under current regulatory guidance. On adoption, we have:

•
recognized operating lease liabilities of approximately $49.1 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, and

•
derecognized $541 thousand of favorable lease assets, $2.2 million in unfavorable lease liabilities, and $2.5 million in deferred rent, with a corresponding adjustment to the ROU asset for the same amounts.

The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also have elected the practical expedient to not separate lease and non-lease components for all of our leases.

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

FASB ASU 2018-13, "Fair Value Measurement Disclosure Framework"

Issued in August 2018, ASU No. 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on both a prospective and retrospective basis depending on the amendment. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2018-14 (Topic 715), "Compensation-Retirement Benefits - Defined Benefit Plans-General"

Issued in August 2018, the ASU 2018-14, modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2018-15 (Topic 350), "Intangibles - Goodwill and Other - Internal-Use Software"

Issued in August 2018, ASU No. 2018-15 provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management is currently evaluating the potential impact of ASU 2018-15 on our Consolidated Financial Statements and related disclosures.

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

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into the Corporation (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and the Corporation, dated as of January 30, 2017 (the “Agreement”) was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of the Corporation’s common stock. Shareholders of RBPI received 0.1025 shares of Corporation common stock for each share of RBPI Class A common stock and 0.1179 shares of Corporation common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase Corporation common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the Effective Date. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the Effective Date, which include the effects of any measurement period adjustments in accordance with ASC 805-10, are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,101,316)	$136,768
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	$138,740

Assets acquired:
Cash and due from banks	17,092
Investment securities available for sale	121,587
Loans	566,228
Premises and equipment	8,264
Deferred income taxes	34,823
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	13,611
Total assets	$783,391

Liabilities assumed:
Deposits	593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	$720,859

Net assets acquired	$62,532

Goodwill resulting from acquisition of RBPI	$76,208

During the year ended December 31, 2018, the Corporation adjusted certain provisional fair value estimates related to the RBPI Merger. The following table details the changes in fair value of the net assets acquired and liabilities assumed as of the Effective Date from the amounts originally reported in the 2017 Annual Report:

(dollars in thousands)
Goodwill resulting from the acquisition of RBPI reported as of December 31, 2017	$72,762

Value of Consideration Adjustment:
Common shares issued (2,562)	113

Fair Value Adjustments:
Loans	4,145
Other assets	876
Deferred income taxes	(1,688)
Total Fair Value Adjustments	3,333

Goodwill from the acquisition of RBPI as of December 31, 2018	$76,208

As of December 31, 2018, the estimates of the fair value of identifiable assets acquired and liabilities assumed in the RBPI merger were final.

Methods Used to Estimate the Fair Value of Assets and Liabilities

For information regarding the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed, refer to Note 2, “Business Combinations,” in the Notes to the Consolidated Financial Statements in the 2017 Annual Report on Form 10-K.

Loans Held for Investment

During the first and third quarters of 2018, new information became available related to certain loans acquired from RBPI which resulted in an adjustment to the fair value mark applied to acquired loans with evidence of credit quality deterioration. Loans meeting this definition were reviewed by comparing the contractual cash flows to expected collectible cash flows. The aggregate expected cash flows less the acquisition date fair value results in an accretable yield amount. The accretable yield amount will be recognized over the life of the loans or over the recovery period of the underlying collateral on a level yield basis as an adjustment to yield. As a result of the adjustments, the Corporation recorded increases of $3.0 million and $1.6 million in nonaccretable difference in the first and third quarters of 2018, respectively. The adjustment to the aggregate expected cash flows less the Effective Date fair value resulted in an increase in accretable yield of $325 thousand. There were no adjustments to the fair value mark applied to the acquired loan portfolio during the second and fourth quarters of 2018.

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

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, one contingent cash payment of $575 thousand was paid during the second quarter of 2018, and two contingent cash payments, not to exceed $575 thousand each, to be payable in 2019 and 2020, subject to certain conditions. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the years ended December 31, 2017 and 2016 present the pro forma results of operations of the combined institution (RBPI and the Corporation) as if the RBPI Merger occurred on January 1, 2016 and January 1, 2017, respectively. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization, and include the impacts of measurement period adjustments made in accordance with ASC 805-10. No cost savings or additional merger expenses have been included in the pro forma results of operations. Due to the immaterial contribution to net income of the Hirshorn acquisition, which occurred during the two-year period shown in the table, the pro forma effects of these acquisitions are excluded.

(dollars in thousands, except per share data)	Year Ended December 31,
	2017	2016
Total interest income	$171,155	$157,276
Total interest expense	20,065	17,086
Net interest income	151,090	140,190
Provision for loan and lease losses	3,454	5,568
Net interest income after provision for loan and lease losses	147,636	134,622
Total noninterest income	61,423	58,275
Total noninterest expenses(1)	140,756	124,261
Income before income taxes	68,303	68,636
Income tax expense	40,841	23,006
Net income	$27,462	$45,630
Per share data(2):
Weighted-average basic shares outstanding	20,248,879	19,958,377
Dilutive shares	257,591	168,499
Adjusted weighted-average diluted shares	20,506,470	20,126,876
Basic earnings per common share	$1.36	$2.29
Diluted earnings per common share	$1.34	$2.27

(1) Total noninterest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro-forma presentation.

(2) Assumes that the shares of RBPI common stock outstanding as of December 31, 2017 were outstanding for the full twelve month periods ended December 31, 2017 and 2016, respectively.

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

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Advertising	$61	$180	$—
Employee Benefits	271	21	—
Occupancy and bank premises	2,145	—	—
Furniture, fixtures, and equipment	365	109	—
Information technology	421	837	—
Professional fees	1,450	3,160	—
Salaries and wages	852	1,285	—
Other	2,196	512	—
Total due diligence, merger-related and merger integration expenses	$7,761	$6,104	$—

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,026	$—	$(13)	$200,013
Obligations of the U.S. government and agencies	198,604	107	(2,856)	195,855
Obligations of state and political subdivisions	11,372	3	(43)	11,332
Mortgage-backed securities	294,076	554	(4,740)	289,890
Collateralized mortgage obligations	40,150	141	(1,039)	39,252
Other investment securities	1,100	—	—	1,100
Total	$745,328	$805	$(8,691)	$737,442

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,077	$11	$—	$200,088
Obligations of the U.S. government and agencies	153,028	75	(2,059)	151,044
Obligations of state and political subdivisions	21,352	11	(53)	21,310
Mortgage-backed securities	275,958	887	(1,855)	274,990
Collateralized mortgage obligations	37,596	14	(948)	36,662
Other investment securities	4,813	318	(23)	5,108
Total	$692,824	$1,316	$(4,938)	$689,202

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2018 and December 31, 2017 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$199,912	$(13)	$—	$—	$199,912	$(13)
Obligations of the U.S. government and agencies	12,916	(62)	140,506	(2,794)	153,422	(2,856)
Obligations of state and political subdivisions	668	—	3,989	(43)	4,657	(43)
Mortgage-backed securities	43,276	(352)	195,697	(4,388)	238,973	(4,740)
Collateralized mortgage obligations	540	(1)	27,077	(1,038)	27,617	(1,039)
Total	$257,312	$(428)	$367,269	$(8,263)	$624,581	$(8,691)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$114,120	$(1,294)	$26,726	$(765)	$140,846	$(2,059)
Obligations of state and political subdivisions	11,144	(29)	2,709	(24)	13,853	(53)
Mortgage-backed securities	177,919	(1,293)	31,787	(562)	209,706	(1,855)
Collateralized mortgage obligations	5,166	(47)	26,686	(901)	31,852	(948)
Other investment securities	1,805	(23)	—	—	1,805	(23)
Total	$310,154	$(2,686)	$87,908	$(2,252)	$398,062	$(4,938)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers or collateral. Management does not believe that these unrealized losses are other-than-temporary. Management does not have the intent to sell these securities prior to their maturity or the recovery of their cost bases, and believes that it is more likely than not that it will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of December 31, 2018 and 2017, securities having a fair value of $123.5 million and $126.2 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of December 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$209,129	$209,099	$211,019	$211,019
Due after one year through five years	180,657	177,972	126,452	124,797
Due after five years through ten years	7,258	7,268	23,147	22,804
Due after ten years	14,058	13,961	15,439	15,421
Subtotal	411,102	408,300	376,057	374,041
Mortgage-related securities(1)	334,226	329,142	313,554	311,652
Mutual funds with no stated maturity	—	—	3,213	3,509
Total	$745,328	$737,442	$692,824	$689,202

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from the sale of available for sale investment securities totaled $7 thousand, $130.9 million, and $276 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. Net gain (loss) on sale of available for sale investment securities totaled $7 thousand, $101 thousand, and $(77) thousand for the years ended December 31, 2018, 2017, and 2016, respectively.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2018 and December 31, 2017 are as follows:

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,684	$—	$(246)	$8,438

As of December 31, 2017

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,932	$5	$(86)	$7,851

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2018 and December 31, 2017 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,315	$(4)	$7,123	$(242)	$8,438	$(246)

As of December 31, 2017

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,756	$(25)	$3,866	$(61)	$6,622	$(86)

The amortized cost and fair value of held to maturity investment securities as of December 31, 2018 and December 31, 2017, by contractual maturity, are shown below:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$8,684	$8,438	$7,932	$7,851

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2018 and December 31, 2017, the Corporation’s investment securities held in trading accounts totaled $7.5 million and $4.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. During the first quarter of 2018, $3.2 million of investment securities included within the rabbi trust account were reclassified from available for sale to trading. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

Note 5 - Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in mergers and acquisitions. These mergers and acquisitions include the December 2017 RBPI Merger, the January 2015 CBH Merger, the November 2012 transaction with First Bank of Delaware and the July 2010 acquisition of First Keystone Financial, Inc. Certain tables in this Note 5 are presented with a breakdown between originated and acquired loans and leases.

A. The table below details portfolio loans and leases as of the dates indicated:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$1,749	$—	$1,749	$3,794	$—	$3,794
Real estate loans:
Commercial mortgage	$1,327,822	$329,614	$1,657,436	$1,122,327	$401,050	$1,523,377
Home equity lines and loans	181,506	25,845	207,351	183,283	34,992	218,275
Residential mortgage	411,022	83,333	494,355	360,935	97,951	458,886
Construction	174,592	6,486	181,078	128,266	84,188	212,454
Total real estate loans	2,094,942	445,278	2,540,220	1,794,811	618,181	2,412,992
Commercial and industrial	624,643	70,941	695,584	589,304	130,008	719,312
Consumer	44,099	2,715	46,814	35,146	3,007	38,153
Leases	121,567	22,969	144,536	68,035	47,366	115,401
Total portfolio loans and leases	2,885,251	541,903	3,427,154	2,487,296	798,562	3,285,858
Total loans and leases	$2,887,000	$541,903	$3,428,903	$2,491,090	$798,562	$3,289,652
Loans with fixed rates	$1,204,070	$323,604	$1,527,674	$1,034,542	$538,510	$1,573,052
Loans with adjustable or floating rates	1,682,930	218,299	1,901,229	1,456,548	260,052	1,716,600
Total loans and leases	$2,887,000	$541,903	$3,428,903	$2,491,090	$798,562	$3,289,652
Net deferred loan origination fees included in the above loan table	$2,226	$—	$2,226	$887	$—	$887

B. Components of the net investment in leases are detailed as follows:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$135,313	$25,372	$160,685	$75,592	$55,219	$130,811
Unearned lease income	(19,388)	(3,005)	(22,393)	(10,338)	(9,523)	(19,861)
Initial direct costs and deferred fees	5,642	602	6,244	2,781	1,670	4,451
Total Leases	$121,567	$22,969	$144,536	$68,035	$47,366	$115,401

C. Non-Performing Loans and Leases(1)

	December 31, 2018			December 31, 2017
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$435	$2,133	$2,568	$90	$782	$872
Home equity lines and loans	3,590	26	3,616	1,221	260	1,481
Residential mortgage	2,813	639	3,452	1,505	2,912	4,417
Commercial and industrial	1,786	315	2,101	826	880	1,706
Consumer	45	63	108	—	—	—
Leases	392	583	975	103	—	103
Total non-performing loans and leases	$9,061	$3,759	$12,820	$3,745	$4,834	$8,579

(1) Purchased credit-impaired loans, which have been recorded at their fair values at acquisition, and which are performing, are excluded from this table, with the exception of $0 and $167 thousand of purchased credit-impaired loans as of December 31, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition.

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	December 31, 2018	December 31, 2017
Outstanding principal balance	$17,904	$46,543
Carrying amount(1)	$12,304	$30,849
(1) Includes $0 and $1.9 million of purchased credit-impaired loans as of December 31, 2018 and December 31, 2017, respectively, for which the Corporation could not estimate the timing or amount of expected cash flows to be collected at acquisition, and for which no accretable yield is recognized. Additionally, the table above includes $0 and $167 thousand of purchased credit-impaired loans as of December 31, 2018 and December 31, 2017, respectively, which became non-performing subsequent to acquisition, which are disclosed in Section C, “Non-Performing Loans and Leases,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, and which also have no accretable yield.

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the year ended December 31, 2018:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2017	$4,083
Accretion	(2,271)
Reclassifications from nonaccretable difference	701
Additions/adjustments	329
Disposals	(145)
Balance, December 31, 2018	$2,697

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$821	$251	$—	$1,072	$1,653,796	$1,654,868	$2,568	$1,657,436
Home equity lines and loans	92	—	—	92	203,643	203,735	3,616	207,351
Residential mortgage	2,330	218	—	2,548	488,355	490,903	3,452	494,355
Construction	—	—	—	—	181,078	181,078	—	181,078
Commercial and industrial	280	332	—	612	692,871	693,483	2,101	695,584
Consumer	35	5	—	40	46,666	46,706	108	46,814
Leases	641	460	—	1,101	142,460	143,561	975	144,536
Total portfolio loans and leases	$4,199	$1,266	$—	$5,465	$3,408,869	$3,414,334	$12,820	$3,427,154

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,366	$2,428	$—	$3,794	$1,518,711	$1,522,505	$872	$1,523,377
Home equity lines and loans	338	10	—	348	216,446	216,794	1,481	218,275
Residential mortgage	1,386	79	—	1,465	453,004	454,469	4,417	458,886
Construction	—	—	—	—	212,454	212,454	—	212,454
Commercial and industrial	658	286	—	944	716,662	717,606	1,706	719,312
Consumer	1,106	—	—	1,106	37,047	38,153	—	38,153
Leases	125	177	—	302	114,996	115,298	103	115,401
Total portfolio loans and leases	$4,979	$2,980	$—	$7,959	$3,269,320	$3,277,279	$8,579	$3,285,858
*Included as “current” are $3.2 million and $4.1 million of loans and leases as of December 31, 2018 and 2017, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$816	$251	$—	$1,067	$1,326,320	$1,327,387	$435	$1,327,822
Home equity lines and loans	25	—	—	25	177,891	177,916	3,590	181,506
Residential mortgage	1,545	—	—	1,545	406,664	408,209	2,813	411,022
Construction	—	—	—	—	174,592	174,592	—	174,592
Commercial and industrial	280	332	—	612	622,245	622,857	1,786	624,643
Consumer	35	5	—	40	44,014	44,054	45	44,099
Leases	350	233	—	583	120,592	121,175	392	121,567
Total originated portfolio loans and leases	$3,051	$821	$—	$3,872	$2,872,318	$2,876,190	$9,061	$2,885,251

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,255	$81	$—	$1,336	$1,120,901	$1,122,237	$90	$1,122,327
Home equity lines and loans	26	—	—	26	182,036	182,062	1,221	183,283
Residential mortgage	721	—	—	721	358,709	359,430	1,505	360,935
Construction	—	—	—	—	128,266	128,266	—	128,266
Commercial and industrial	439	236	—	675	587,803	588,478	826	589,304
Consumer	21	—	—	21	35,125	35,146	—	35,146
Leases	125	177	—	302	67,630	67,932	103	68,035
Total originated portfolio loans and leases	$2,587	$494	$—	$3,081	$2,480,470	$2,483,551	$3,745	$2,487,296
*Included as “current” are $2.0 million and $4.0 million of loans and leases as of December 31, 2018 and 2017, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$5	$—	$—	$5	$327,476	$327,481	$2,133	$329,614
Home equity lines and loans	67	—	—	67	25,752	25,819	26	25,845
Residential mortgage	785	218	—	1,003	81,691	82,694	639	83,333
Construction	—	—	—	—	6,486	6,486	—	6,486
Commercial and industrial	—	—	—	—	70,626	70,626	315	70,941
Consumer	—	—	—	—	2,652	2,652	63	2,715
Leases	291	227	—	518	21,868	22,386	583	22,969
Total acquired portfolio loans and leases	$1,148	$445	$—	$1,593	$536,551	$538,144	$3,759	$541,903

	Accruing Loans and Leases
As of December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current*	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$111	$2,347	$—	$2,458	$397,810	$400,268	$782	$401,050
Home equity lines and loans	312	10	—	322	34,410	34,732	260	34,992
Residential mortgage	665	79	—	744	94,295	95,039	2,912	97,951
Construction	—	—	—	—	84,188	84,188	—	84,188
Commercial and industrial	219	50	—	269	128,859	129,128	880	130,008
Consumer	1,085	—	—	1,085	1,922	3,007	—	3,007
Leases	—	—	—	—	47,366	47,366	—	47,366
Total acquired portfolio loans and leases	$2,392	$2,486	$—	$4,878	$788,850	$793,728	$4,834	$798,562
*Included as “current” are $1.2 million and $102 thousand of loans and leases as of December 31, 2018 and 2017, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the year ended December 31, 2018 and December 31, 2017:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525
Charge-offs	(331)	(333)	(354)	—	(1,374)	(311)	(3,132)	(5,835)
Recoveries	16	2	56	2	24	10	433	543
Provision for loan and lease losses	332	248	185	546	1,773	284	3,825	7,193
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2016	$6,227	$1,255	$1,917	$2,233	$5,142	$153	$559	$17,486
Charge-offs	(55)	(675)	(326)	—	(692)	(154)	(1,224)	(3,126)
Recoveries	12	5	165	4	25	8	328	547
Provision for loan and lease losses	1,366	501	170	(1,300)	563	239	1,079	2,618
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$272	$—	$—	$28	$—	$462
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$230	$—	$5	$4	$—	$258
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	17,267
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,008	$4,998	$6,608	$—	$2,629	$134	$—	$21,377
Collectively evaluated for impairment	1,642,117	201,841	487,747	178,673	691,879	46,680	144,536	3,393,473
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$1,657,436	$207,351	$494,355	$181,078	$695,584	$46,814	$144,536	$3,427,154

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,128	$2,162	$7,726	$—	$1,897	$27	$—	$13,940
Collectively evaluated for impairment	1,503,825	215,604	451,160	204,088	712,865	38,126	115,401	3,241,069
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$1,523,377	$218,275	$458,886	$212,454	$719,312	$38,153	$115,401	$3,285,858

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$175	$—	$—	$28	$—	$365
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Total	$7,567	$1,003	$1,716	$1,485	$5,461	$229	$1,868	$19,329

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$19	$180	$—	$5	$4	$—	$208
Collectively evaluated for impairment	7,550	1,067	1,696	937	5,033	242	742	17,267
Total	$7,550	$1,086	$1,876	$937	$5,038	$246	$742	$17,475

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,874	$4,972	$5,106	$—	$2,314	$71	$—	$17,337
Collectively evaluated for impairment	1,322,948	176,534	405,916	174,592	622,329	44,028	121,567	2,867,914
Total	$1,327,822	$181,506	$411,022	$174,592	$624,643	$44,099	$121,567	$2,885,251

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$1,345	$1,902	$4,418	$—	$1,186	$27	$—	$8,878
Collectively evaluated for impairment	1,120,982	181,381	356,517	128,266	588,118	35,119	68,035	2,478,418
Total	$1,122,327	$183,283	$360,935	$128,266	$589,304	$35,146	$68,035	$2,487,296

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$—	$—	$97
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$—	$—	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$50	$—	$—	$—	$—	$50
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$50	$—	$—	$—	$—	$50

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2018 and December 31, 2017:

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,134	$26	$1,502	$—	$315	$63	$—	$4,040
Collectively evaluated for impairment	319,169	25,307	81,831	4,081	69,550	2,652	22,969	525,559
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$329,614	$25,845	$83,333	$6,486	$70,941	$2,715	$22,969	$541,903

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2017	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$783	$260	$3,308	$—	$711	$—	$—	$5,062
Collectively evaluated for impairment	382,843	34,223	94,643	75,822	124,747	3,007	47,366	762,651
Purchased credit-impaired(1)	17,424	509	—	8,366	4,550	—	—	30,849
Total	$401,050	$34,992	$97,951	$84,188	$130,008	$3,007	$47,366	$798,562
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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2018 and December 31, 2017:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,635,068	$631	$20,639	$1,098	$1,657,436
Home equity loans and lines	203,037	—	4,314	—	207,351
Residential	490,789	—	3,566	—	494,355
Construction	171,353	938	8,787	—	181,078
Commercial & Industrial	684,444	2,737	8,402	1	695,584
Consumer	46,588	—	226	—	46,814
Leases	143,561	—	975	—	144,536
Total	$3,374,840	$4,306	$46,909	$1,099	$3,427,154

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,490,862	$13,448	$18,194	$873	$1,523,377
Home equity loans and lines	216,794	—	1,481	—	218,275
Residential	454,469	—	4,417	—	458,886
Construction	193,227	3,902	15,325	—	212,454
Commercial & Industrial	711,145	889	6,013	1,265	719,312
Consumer	38,153	—	—	—	38,153
Leases	115,298	—	103	—	115,401
Total	$3,219,948	$18,239	$45,533	$2,138	$3,285,858

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2018 and December 31, 2017:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,321,973	$631	$5,218	$—	$1,327,822
Home equity loans and lines	177,916	—	3,590	—	181,506
Residential	408,095	—	2,927	—	411,022
Construction	167,272	938	6,382	—	174,592
Commercial & Industrial	615,817	2,511	6,314	1	624,643
Consumer	43,936	—	163	—	44,099
Leases	121,175	—	392	—	121,567
Total	$2,856,184	$4,080	$24,986	$1	$2,885,251

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,114,171	$—	$8,156	$—	$1,122,327
Home equity loans and lines	182,062	—	1,221	—	183,283
Residential	359,430	—	1,505	—	360,935
Construction	126,260	—	2,006	—	128,266
Commercial & Industrial	586,896	664	1,389	355	589,304
Consumer	35,146	—	—	—	35,146
Leases	67,932	—	103	—	68,035
Total	$2,471,897	$664	$14,380	$355	$2,487,296

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2018 and December 31, 2017:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$313,095	$—	$15,421	$1,098	$329,614
Home equity loans and lines	25,121	—	724	—	25,845
Residential	82,694	—	639	—	83,333
Construction	4,081	—	2,405	—	6,486
Commercial & Industrial	68,627	226	2,088	—	70,941
Consumer	2,652	—	63	—	2,715
Leases	22,386	—	583	—	22,969
Total	$518,656	$226	$21,923	$1,098	$541,903

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2017
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$376,691	$13,448	$10,038	$873	$401,050
Home equity loans and lines	34,732	—	260	—	34,992
Residential	95,039	—	2,912	—	97,951
Construction	66,967	3,902	13,319	—	84,188
Commercial & Industrial	124,249	225	4,624	910	130,008
Consumer	3,007	—	—	—	3,007
Leases	47,366	—	—	—	47,366
Total	$748,051	$17,575	$31,153	$1,783	$798,562

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2018	December 31, 2017
TDRs included in nonperforming loans and leases	$1,217	$3,289
TDRs in compliance with modified terms	9,745	5,800
Total TDRs	$10,962	$9,089

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2018:

	For the Year Ended December 31, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$4,439	$4,439
Home equity lines and loans	3	961	961
Residential	6	620	640
Commercial and industrial	2	156	156
Consumer	1	20	20
Leases	4	173	173
Total	17	$6,369	$6,389

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial mortgage	1	—	—	—	—
Home equity lines and loans	—	3	—	—	—
Residential	2	1	—	—	3
Commercial and industrial	1	1	—	—	—
Consumer	—	—	—	—	1
Leases	—	—	—	4	—
Total	4	5	—	4	4

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2017:

	For the Year Ended December 31, 2017
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential	3	$432	$432
Home equity lines and loans	3	582	582
Leases	4	100	100
Total	10	$1,114	$1,114

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2017:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Residential	1	1	1	—	—
Home equity lines and loans	—	—	3	—	—
Leases	—	—	—	4	—
Total	1	1	4	4	—

During the year ended December 31, 2018, one home equity loan and one lease with principal balances of $25 thousand and $49 thousand, respectively, which had been previously modified to troubled debt restructuring, defaulted and were charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related allowance for loan and lease losses and interest income recognized for the year ended December 31, 2018, 2017 and 2016 (purchased credit-impaired loans are not included in the tables):

As of or for the Year Ended December 31, 2018	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,280	$1,280	$162	$640	$27	$—
Residential mortgage	1,966	1,966	272	1,983	94	—
Consumer	50	50	28	56	4	—
Total	$3,296	$3,296	$462	$2,679	$125	$—
Impaired loans(1) without related allowance:
Commercial mortgage	$7,007	$7,264	$—	$7,010	$320	$—
Home equity lines and loans	3,718	3,724	—	3,537	67	—
Residential mortgage	4,641	4,728	—	4,750	133	—
Commercial and industrial	2,629	3,803	—	3,349	126	—
Consumer	83	86	—	100	3	—
Total	$18,078	$19,605	$—	$18,746	$649	$—
Grand total	$21,374	$22,901	$462	$21,425	$774	$—
(1) The table above does not include the recorded investment of $1.2 million of impaired leases without a related allowance for loan and lease losses.

(2) Recorded investment equals principal balance, net of deferred origination costs/fees and loan marks, less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of or for the Year Ended December 31, 2017	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$577	$577	$19	$232	$7	$—
Residential mortgage	2,436	2,436	230	2,467	127	—
Commercial and industrial	18	18	5	19	1	—
Consumer	27	27	4	28	1	—
Total	$3,058	$3,058	$258	$2,746	$136	$—
Impaired loans(1) without related allowance:
Commercial mortgage	$2,128	$2,218	$—	$2,205	$85	$—
Home equity lines and loans	1,585	1,645	—	1,636	38	—
Residential mortgage	5,290	5,529	—	4,994	191	—
Commercial and industrial	1,879	3,613	—	2,079	35	—
Total	$10,882	$13,005	$—	$10,914	$349	$—
Grand total	$13,940	$16,063	$258	$13,660	$485	$—
(1) The table above does not include the recorded investment of $272 thousand of impaired leases without a related allowance for loan and lease losses.

(2) Recorded investment equals principal balance, net of deferred origination costs/fees and loan marks, less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of or for the Year Ended December 31, 2016	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Residential mortgage	$622	$622	$73	$639	$27	$—
Commercial and industrial	84	84	5	103	5	—
Consumer	31	31	8	33	2	—
Total	$737	$737	$86	$775	$34	$—
Impaired loans(1) without related allowance:
Commercial mortgage	$1,577	$1,577	$—	$1,583	$70	$—
Home equity lines and loans	2,354	2,778	—	2,833	25	—
Residential mortgage	6,644	6,970	—	7,544	276	—
Commercial and industrial	2,862	3,692		8,362	146	—
Total	$13,437	$15,017	$—	$20,322	$517	$—
Grand total	$14,174	$15,754	$86	$21,097	$551	$—
(1) The table above does not include the recorded investment of $240 thousand of impaired leases without a related allowance for loan and lease losses

(2) Recorded investment equals principal balance, net of deferred origination costs/fees and loan marks, less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of December 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$339,241	$(9,627)	$329,614
Home equity lines and loans	28,212	(2,367)	25,845
Residential mortgage	86,111	(2,778)	83,333
Construction	6,780	(294)	6,486
Commercial and industrial	72,948	(2,007)	70,941
Consumer	2,828	(113)	2,715
Leases	23,695	(726)	22,969
Total	$559,815	$(17,912)	$541,903

	As of December 31, 2017
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$412,263	$(11,213)	$401,050
Home equity lines and loans	37,944	(2,952)	34,992
Residential mortgage	101,523	(3,572)	97,951
Construction	86,081	(1,893)	84,188
Commercial and industrial	141,960	(11,952)	130,008
Consumer	3,051	(44)	3,007
Leases	50,530	(3,164)	47,366
Total	$833,352	$(34,790)	$798,562

Note 6 - Premises and Equipment

A. A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2018	2017
Land	$11,219	$9,522
Buildings	40,947	31,376
Furniture and equipment.	44,862	38,775
Leasehold improvements	25,186	26,636
Construction in progress	4,400	4,171
Less: accumulated depreciation	(60,966)	(56,022)
Total	$65,648	$54,458

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2018, 2017, and 2016 amounted to $6.6 million, $5.7 million, and $5.8 million, respectively.

B. Future minimum cash rent commitments under various operating leases as of December 31, 2018 are as follows:

(dollars in thousands)	Commitments
2019	$5,211
2020	4,700
2021	4,478
2022	4,203
2023	4,051
2024 and thereafter	41,845
Total	$64,488

Rent expense on leased premises and equipment for the years ended December 31, 2018, 2017, and 2016 amounted to $5.2 million, $4.7 million, and $4.6 million, respectively.

Note 7 - Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Balance, January 1	$5,861	$5,582	$5,142
Additions	16	1,025	1,321
Amortization	(803)	(791)	(750)
(Impairment) / Recovery	(27)	45	(131)
Balance, December 31	$5,047	$5,861	$5,582
Fair value	$6,277	$6,397	$6,154
Residential mortgage loans serviced for others	$578,788	$650,703	$631,889

The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Balance, January 1	$(1,760)	$(1,805)	$(1,674)
Impairment	(103)	(52)	(715)
Recovery	76	97	584
Balance, December 31	$(1,787)	$(1,760)	$(1,805)

As of December 31, 2018 and 2017, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

	December 31,
(dollars in thousands)	2018	2017
Fair value amount of MSRs	$6,277	$6,397
Weighted average life (in years)	6.7	6.1
Prepayment speeds (constant prepayment rate)(1)	9.1%	10.3%
Impact on fair value:
10% adverse change	$(124)	$(194)
20% adverse change	$(257)	$(394)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(234)	$(225)
20% adverse change	$(451)	$(434)
(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2018 and 2017, the fair value of the MSRs was $6.3 million and $6.4 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 8 - Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the years ended December 31, 2018 and 2017:

(dollars in thousands)	Balance December 31, 2017	Additions	Adjustments	Amortization	Balance December 31, 2018	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	153,545	—	3,446	—	156,991	Indefinite
Goodwill – Insurance	5,932	677	—	—	6,609	Indefinite
Total Goodwill	$179,889	$677	$3,446	$—	$184,012
Core deposit intangible	7,380	—	—	(1,474)	5,906	10 years
Customer relationships	14,173	1,145	—	(1,711)	13,607	10 to 20 years
Non-compete agreements	1,319	—	—	(218)	1,101	5 to 10 years
Trade names	2,322	—	—	(173)	2,149	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	621	—	—	(80)	541	1 to 16 years
Total Intangible Assets	$25,966	$1,145	$—	$(3,656)	$23,455
Grand Total	$205,855	$1,822	$3,446	$(3,656)	$207,467

(dollars in thousands)	Balance December 31, 2016	Additions	Adjustments	Amortization	Balance December 31, 2017	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	80,783	72,762	—	—	153,545	Indefinite
Goodwill – Insurance	3,570	2,362	—	—	5,932	Indefinite
Total Goodwill	$104,765	$75,124	$—	$—	$179,889
Core deposit intangible	3,447	4,670	—	(737)	7,380	10 years
Customer relationships	13,056	2,672	—	(1,555)	14,173	10 to 20 years
Non-compete agreements	1,634	41	—	(356)	1,319	5 to 10 years
Trade names	2,165	195	—	(38)	2,322	3 years to Indefinite
Domain name	—	151	—	—	151	Indefinite
Favorable lease assets	103	566	—	(48)	621	1 to 16 years
Total Intangible Assets	$20,405	$8,295	$—	$(2,734)	$25,966
Grand total	$125,170	$83,419	$—	$(2,734)	$205,855

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2018 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the two months ended December 31, 2018, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Amortization expense on finite-lived intangible assets was $3.7 million, $2.7 million, and $3.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of October 1, 2018, due to changes in branding strategies, the estimate of the remaining useful lives of certain trade name intangible assets were changed from indefinite to five years. The effect of this change in estimate increased amortization of intangible asset expense by $108 thousand. The estimated aggregate amortization expense related to finite-lived intangible assets for each of the five succeeding fiscal years ending December 31 is:

(dollars in thousands)	Fiscal Year Amount
Fiscal year ending
2019	$4,065
2020	$3,928
2021	$3,860
2022	$3,643
Thereafter	$7,267

Note 9 - Other Real Estate Owned

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2018	2017
Balance January 1	$304	$1,017
Additions	372	560
Impairments	(89)	(121)
Sales	(170)	(1,152)
Balance December 31	$417	$304

As of December 31, 2018, the balance of OREO is comprised of one residential property and two manufactured homes, which resulted from loan foreclosures.

Note 10 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2018	2017
Interest-bearing demand	$664,749	$481,336
Money market	862,644	862,639
Savings	247,081	338,572
Retail time deposits	542,702	532,202
Wholesale non-maturity deposits	55,031	62,276
Wholesale time deposits	325,261	171,929
Total interest-bearing deposits	$2,697,468	$2,448,954
Noninterest-bearing deposits	901,619	924,844
Total deposits	$3,599,087	$3,373,798

The aggregate amount of deposit and mortgage escrow overdrafts included as loans were $408 thousand and $669 thousand as of December 31, 2018 and 2017, respectively.

The aggregate amount of time deposits in denominations over $250 thousand were $324.4 million and $193.3 million as of December 31, 2018 and 2017, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2018
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2019	$206,050	$208,455
2020	33,003	23,096
2021	28,072	31,238
2022	5,325	1,945
2023 and thereafter	3,968	1,550
Total	$276,418	$266,284

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2018
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2019	$3,139	$322,122
Total	$3,139	$322,122

Note 11 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings
The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less, and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2018	2017
Repurchase agreements(1) – commercial customers	$22,717	$25,865
Short-term FHLB advances	229,650	212,000
Total short-term borrowings	$252,367	$237,865
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	As for the Year Ended December 31,
(dollars in thousands)	2018	2017
Balance at period-end	$252,367	$237,865
Maximum amount outstanding at any month end	$302,932	$237,865
Average balance outstanding during the period	$186,290	$128,008
Weighted-average interest rate:
As of the period-end	2.23%	1.40%
Paid during the period	1.90%	1.09%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

The following table presents the remaining periods until maturity of long-term FHLB advances (original maturities exceeding one year):

	As of December 31,
(dollars in thousands)	2018	2017
Within one year	$28,105	$83,766
Over one year through five years	27,269	55,374
Total	$55,374	$139,140

The following table presents rate and maturity information on long-term FHLB advances:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at December 31,
Description	From	To		From	To	2018	2017
Bullet maturity – fixed rate	5/20/2019	8/24/2021	1.76%	1.40%	2.13%	$55,374	$118,131
Convertible-fixed(2)	N/A	N/A	N/A	N/A	N/A	—	21,009
Total						$55,374	$139,140
(1) Maturity range, weighted average rate and coupon rate range refers to December 31, 2018 balances.

(2) FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2018, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2018. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $14.5 million at December 31, 2018, and $20.1 million at December 31, 2017. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.53 billion as of December 31, 2018 of which the unused capacity was $1.25 billion. In addition, there were $79.0 million in the overnight federal funds line available and $140.4 million of Federal Reserve Discount Window capacity.

Note 12 – Subordinated Notes

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

The following tables detail the subordinated notes, including debt issuance costs, as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,885	4.25%	$68,829	4.25%
Subordinated notes – due 2025	29,641	4.75%	29,587	4.75%
Total subordinated notes	$98,526		$98,416

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

Note 13 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although the Corporation owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s consolidated financial statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.94% as of December 31, 2018. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 14 - Derivatives and Hedging Activities

Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Management manages these risks as part of its asset and liability management process and through credit policies and procedures. Management seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements, and utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The derivative transactions entered into by the Corporation are an economic hedge of a derivative offerings to Bank customers. The Corporation does not use derivative financial instruments for trading purposes.

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2018, there were no fair value adjustments related to credit quality.

Risk Participation Agreements. The Corporation may enter into a risk participation agreement (“RPA”) with another institution as a means to assume a portion of the credit risk associated with a loan structure which includes a derivative instrument, in exchange for fee income commensurate with the risk assumed. This type of derivative is referred to as an “RPA sold.” In addition, in an effort to reduce the credit risk associated with an interest rate swap agreement with a borrower for whom the Corporation has provided a loan structured with a derivative, the Corporation may purchase a RPA from an institution participating in the facility in exchange for a fee commensurate with the risk shared. This type of derivative is referred to as an “RPA purchased.”

The following tables detail the derivative instruments as of December 31, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of December 31, 2018:
Customer derivatives – interest rate swaps	$369,623	$12,550	$369,623	$12,549
RPAs sold	—	—	854	2
RPAs purchased	35,305	71	—	—
Total derivatives	$404,928	$12,621	$370,477	$12,551

As of December 31, 2017:
Customer derivatives – interest rate swaps	$124,627	$1,895	$124,627	$1,895
RPAs sold	—	—	899	3
RPAs purchased	14,710	21	—	—
Total derivatives	$139,337	$1,916	$125,526	$1,898

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2018 and December 31, 2017 was $8.8 million and $1.3 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $11.5 million and $1.6 million as of December 31, 2018 and December 31, 2017, respectively.

Note 15 - Pension and Postretirement Benefit Plans

A. General Overview – The Corporation sponsors two non-qualified defined-benefit supplemental executive retirement plans (“SERP I” and “SERP II”) which are restricted to certain senior officers of the Corporation and a postretirement benefit plan (“PRBP”) that covers certain retired employees and a group of current employees.

Effective March 31, 2008, the Corporation amended SERP I to freeze further increases in the defined benefit amounts to all participants. Effective March 31, 2013, the Corporation curtailed SERP II, as further increases to the defined benefit amounts to over 20% of the participants were frozen. The PRBP was closed to new participants in 1994. In 2007, the Corporation amended the PRBP to allow for settlement of obligations to certain current and retired employees. Certain retired participant obligations were settled in 2007 and current employee obligations were settled in 2008.

The following table provides information with respect to our SERP and PRBP, including benefit obligations and funded status, net periodic pension costs, plan assets, cash flows, amortization information and other accounting items.

 B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	SERP I and SERP II		PRBP
	2018	2017	2018	2017
Discount rate	3.95%	3.30%	3.45%	2.75%
Rate of increase for future compensation	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	SERP I & SERP II		PRBP
(dollars in thousands)	2018	2017	2018	2017
Change in benefit obligations
Benefit obligation at January 1	$4,983	$4,786	$353	$418
Service cost	—	—	—	—
Interest cost	160	176	9	11
Plan participants contribution	—	—	44	44
Actuarial loss (gain)	(180)	282	(61)	(9)
Settlements	—	—	—	—
Benefits paid	(276)	(261)	(104)	(111)
Benefit obligation at December 31	$4,687	$4,983	$241	$353
Change in plan assets
Fair value of plan assets at January 1	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Settlements	—	—	—	—
Excess assets transferred to defined contribution plan	—	—	—	—
Employer contribution	278	261	60	67
Plan participants’ contribution	—	—	44	44
Benefits paid	(278)	(261)	(104)	(111)
Fair value of plan assets at December 31	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$(4,687)	$(4,983)	$(241)	$(353)

	For the Year Ended December 31,
	SERP I & SERP II		PRBP
Amounts included in the Consolidated Balance Sheet as Other liabilities and accumulated other comprehensive income including the following:	2018	2017	2018	2017
Accrued liability	$(3,174)	$(3,221)	$(129)	$(149)
Net actuarial loss	(1,513)	(1,762)	(112)	(204)
Prior service cost	—	—	—	—
Unrecognized net initial obligation	—	—	—	—
Net included in Other liabilities in the Consolidated Balance Sheets	$(4,687)	$(4,983)	$(241)	$(353)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

SERP I and SERP II Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	160	176	184
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	70	59	57
Net periodic pension cost	$230	$235	$241

PRBP Net Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	9	11	17
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	30	36	41
Net periodic pension cost	$39	$47	$58

	For the Year Ended December 31,
Discount Rate Used in the Calculation of Periodic Pension Costs	2018	2017	2016
SERP I and SERP II	3.30%	3.75%	3.90%
PRBP	2.75%	2.80%	3.90%

E. Plan Assets:

The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	SERP I & SERP II	PRBP
Fiscal year ending
2019	$286	$49
2020	$286	$42
2021	$283	$36
2022	$280	$31
2023	$355	$26
2024-2028	$1,711	$71

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2019 expected contribution for the SERP I and SERP II is $286 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2018 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 16 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2018	2017
Deferred tax assets:
Loan and lease loss reserve	$4,476	$3,948
Other reserves	2,919	3,169
Net operating loss carry-forward	9,728	11,113
Alternative minimum tax credits	1,100	1,116
Unrealized depreciation of available for sale securities	1,656	761
Defined benefit plans	1,377	1,361
RBPI Merger Fair Values	2,580	4,726
Total deferred tax asset	$23,836	$26,194
Deferred tax liabilities:
Intangibles and other amortizing fair value adjustments	$5,290	$970
Originated MSRs	1,105	1,253
Deferred loan costs	1,105	—
Other reserves	535	72
Total deferred tax liability	$8,035	$2,295
Total net deferred tax asset	$15,801	$23,899

Not included in the table above are deferred tax assets for state net operating losses and unrealized capital losses for partnership investments and their respective valuation allowance of $705 thousand and $616 thousand. The state net operating losses of our leasing subsidiary as of December 31, 2018 will expire between 2023 and 2036.

As a result of the RBPI Merger, deferred tax assets were initially increased by $33.1 million related to purchase accounting adjustments and net deferred tax assets carried over from RBPI. During 2018, adjustments were made to the original purchase accounting adjustments that resulted in an incremental deferred tax asset of $1.1 million.

B. The provision for income taxes consists of the following:

	December 31,
(dollars in thousands)	2018	2017	2016
Current	$4,326	$13,812	$16,492
Deferred	9,839	20,418	1,676
Total	$14,165	$34,230	$18,168

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2018	Tax Rate	2017	Tax Rate	2016	Tax Rate
Computed tax expense at statutory federal rate	$16,371	21.0%	$20,036	35.0%	$18,972	35.0%
Tax-exempt income	(470)	(0.6)%	(600)	(1.0)%	(758)	(1.4)%
State tax (net of federal tax benefit)	874	1.1%	303	0.5%	425	0.8%
Non-deductible merger expense	—	—%	455	0.8%	—	—%
Excess tax benefit – stock based compensation	(848)	(1.1)%	(1,049)	(1.8)%	(565)	(1.0)%
Adjustment to net deferred tax assets for enacted changes in tax laws, rates and return to provision adjustments	(1,895)	(2.4)%	15,193	26.5%	—	—%
Other, net	133	0.2%	(108)	(0.2)%	94	0.1%
Total income tax expense	$14,165	18.2%	$34,230	59.8%	$18,168	33.5%

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

During 2018, we recorded certain tax provision to tax return true-up adjustments associated with items that were finalized as part of our 2017 tax return filing. We recorded a $2.5 million tax benefit in 2018, primarily for deferred tax temporary difference items that were claimed on the 2017 tax return at a 35% federal tax rate that were recorded at December 31, 2017 as anticipating to be deducted at a 21% federal tax rate. Also during 2018, as a result of additional purchase accounting adjustments during the year, $611 thousand of such purchase accounting adjustments were charged to income tax expense as a result of reducing their original 35% tax benefit to the new 21% tax rate in effect for 2018. There are no remaining provisional items as of December 31, 2018.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. The income tax expense recognized as a result of Tax Reform is as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017
Deferred taxes related to items recognized in continuing operations	$(1,895)	$14,411
Deferred taxes on net actuarial loss on defined benefit post-retirement benefit plans	—	275
Deferred taxes on net unrealized losses on available for sale investment securities	—	507
Total income tax (benefit) / expense related to Tax Reform	$(1,895)	$15,193

Because ASC 740 requires the effect of income tax law changes on deferred taxes to be recognized as a component of income tax expense related to continuing operations rather than backward tracing the adjustment through the accumulated other comprehensive income component of shareholders' equity, the net adjustment to deferred taxes for the year ending December 31, 2017 detailed above included a net expense totaling $782 thousand related to items recognized in other comprehensive income.

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

There were no reserves for uncertain tax positions recorded during the years ended December 31, 2018, 2017 or 2016.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2015.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2018.

As of December 31, 2018, the Corporation has net operating loss (“NOL”) carry-forwards for federal income tax purposes of $46.3 million, all of which relate to the RBPI Merger which are subject to an annual usage limitation of approximately $2.7 million. Management estimates it will be able to utilize an additional $5.0 million per year of the NOLs acquired in the RBPI Merger for a five-year period subsequent to December 15, 2017 due to the existence of net unrealized built-in gains (“NUBIG”) under IRC Section 382, these NOLs will begin to expire in 2030. In addition, the Corporation has alternative minimum tax (“AMT”) credits of $1.1 million, approximately $532 thousand of which are related to the RBPI Merger. The credit amounts do not expire. The amount of AMT credits that can be used per year are limited under IRC section 383. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to $2.5 million of tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2018, the Corporation has not recognized a deferred income tax liability with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 17 – Accumulated Other Comprehensive Loss

The following table details the components of accumulated other comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for-Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$774	$(1,186)	$(412)
Other comprehensive (loss) income	(2,005)	8	(1,997)
Balance, December 31, 2016	(1,231)	(1,178)	(2,409)
Other comprehensive (loss) income	(1,123)	(100)	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	(507)	(275)	(782)
Balance, December 31, 2017	(2,861)	(1,553)	(4,414)
Other comprehensive (loss) income	(3,368)	269	(3,099)
Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)

The following tables detail the amounts reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	For the Year Ended December 31,			Affected Income Statement Category
	2018	2017	2016
Net unrealized gain on investment securities available for sale:
Realization of gain (loss) on sale of investment securities available for sale	$7	$101	$(77)	Net gain (loss) on sale of investment securities available for sale
Realization of gain on transfer of investment securities available for sale to trading	417	—	—	Other operating income
Total	$424	$101	$(77)
Income tax effect	89	35	(27)	Income tax expense
Net of income tax	$335	$66	$(50)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$100	$95	$98	Other operating expenses
Income tax effect	21	33	34	Income tax expense
Net of income tax	$79	$62	$64	Net income
(1) Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Note 18 - Earnings per Common Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016
Numerator:
Net income available to common shareholders	$63,792	$23,016	$36,036
Denominator for basic earnings per share – Weighted average shares outstanding(1)	20,234,792	17,150,125	16,859,623
Effect of dilutive potential common shares	155,375	248,798	168,499
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	20,390,167	17,398,923	17,028,122
Basic earnings per share	$3.15	$1.34	$2.14
Diluted earnings per share	$3.13	$1.32	$2.12
Antidilutive shares excluded from computation of average dilutive earnings per share	19,422	27,159	—
(1) Excludes restricted stock

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Section Q, “Earnings per Common Share” of Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion on the calculation of earnings per share.

Note 19 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the years ended December 31, 2018 and 2017 and 2016, respectively.  Items outside the scope of ASC 606 are noted as such.

	For the Year Ended December 31,
	2018			2017			2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$42,326	$42,326	$—	$38,735	$38,735	$—	$36,690	$36,690
Insurance commissions	—	6,808	6,808	—	4,589	4,589	—	3,722	3,722
Capital markets revenue(1)	4,848	—	4,848	2,396	—	2,396	—	—	—
Service charges on deposit accounts	2,989	—	2,989	2,608	—	2,608	2,791	—	2,791
Loan servicing and other fees(1)	2,259	—	2,259	2,106	—	2,106	1,939	—	1,939
Net gain on sale of loans(1)	3,283	—	3,283	2,441	—	2,441	3,048	—	3,048
Net gain (loss) on sale of investment securities available for sale(1)	7	—	7	101	—	101	(77)	—	(77)
Net gain (loss) on sale of OREO	295	—	295	(104)	—	(104)	(76)	—	(76)
Dividends on FHLB and FRB stock(1)	1,621	—	1,621	939	—	939	1,063	—	1,063
Other operating income(2)	11,360	186	11,546	5,124	197	5,321	4,710	158	4,868
Total noninterest income	$26,662	$49,320	$75,982	$15,611	$43,521	$59,132	$13,398	$40,570	$53,968

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2018 and 2017 and 2016, respectively, which are within the scope of ASC 606.

A description of the Corporation’s primary revenue streams accounted for under ASC 606 follows:

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

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the shareholders approved the Corporation’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of the Corporation’s common stock were made available for award grants. On April 28, 2010, the shareholders approved the Corporation’s “2010 Long Term Incentive Plan” under which a total of 445,002 shares of the Corporation’s common stock were made available for award grants, and on April 30, 2015, the shareholders approved an amendment and restatement of such plan (as amended and restated, the “2010 LTIP”) to, among other things, increase the number of shares available for award grants by 500,000 to 945,002.

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

The following table summarizes the remaining shares authorized to be granted under the 2010 LTIP:

Shares Authorized for Grant
Balance, December 31, 2015	617,765
Grants of RSUs	(33,142)
Grants of PSUs	(45,346)
Expiration of unexercised options	—
Non-vesting PSUs(1)	10,088
Forfeitures of PSUs	2,344
Forfeitures of RSUs	1,250
Balance, December 31, 2016	552,959
Grants of RSUs	(40,137)
Grants of PSUs	(41,323)
Expiration of unexercised options	250
Non-vesting PSUs(1)	—
Forfeitures of PSUs	3,899
Forfeitures of RSUs	4,305
Balance, December 31, 2017	479,953
Grants of RSUs	(38,806)
Grants of PSUs	(40,722)
Expiration of unexercised options	—
Non-vesting PSUs(1)	—
Forfeitures of PSUs	5,679
Forfeitures of RSUs	1,515
Balance, December 31, 2018	407,619
(1) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant.

B. Fair Value of Options Granted

No stock options were granted or assumed during the years ended December 31, 2018, 2017 and 2016.

C. Other Stock Option Information

The following table provides information about options outstanding:

	For the Year Ended December 31,
	2018			2017			2016
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	115,246	$20.73	$4.86	185,023	$21.04	$4.88	290,853	$20.88	$4.85
Expired	—	$—	$—	(250)	$22.00	$4.90	—	$—	$—
Exercised	(64,645)	$22.65	$5.00	(69,527)	$21.55	$4.91	(105,830)	$20.61	$7.32
Options outstanding, end of period	50,601	$18.28	$4.68	115,246	$20.73	$4.86	185,023	$21.04	$4.88

The following table provides information related to options as of December 31, 2018:

Range of Exercise Prices			Options Outstanding and Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price(1)
$15.48	to	$15.75	225	0.09	$15.48
$15.76	to	$17.15	338	1.07	$16.02
$17.16	to	$18.30	49,475	0.64	$18.27
$18.31	to	$18.33	563	5.05	$18.33
Total Outstanding and Exercisable			50,601
(1) Price of exercisable options

For the years ended December 31, 2018, 2017 and 2016 there are no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Proceeds from strike price of value of options exercised	$1,464	$1,498	$2,181
Related tax benefit recognized	312	506	256
Proceeds of options exercised	$1,776	$2,004	$2,437
Intrinsic value of options exercised	$1,512	$1,445	$1,125

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2018		2017		2016
(dollars in thousands, except share data and exercise price)	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	50,601	50,601	115,246	115,246	185,023	185,023
Weighted average exercise price	$18.28	$18.28	$20.73	$20.73	$21.03	$21.03
Aggregate intrinsic value	$1,478	$1,478	$2,705	$2,705	$3,908	$3,908
Weighted average contractual term	0.7 years	0.7 years	1.2 years	1.2 years	2.0 years	2.0 years

As of December 31, 2018, all compensation expense related to stock options has been recognized.

D. RSUs and PSUs

The Corporation has granted RSUs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSUs

Compensation expense for RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.

For the year ended December 31, 2018, the Corporation recognized $1.2 million of expense related to the Corporation’s RSUs. As of December 31, 2018, there was $2.4 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.6 years.

The following table details the RSUs for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	75,707	$35.80	58,862	$29.57	42,802	$28.58
Granted	38,806	$42.23	40,137	$41.23	33,142	$29.67
Vested	(36,252)	$34.38	(18,987)	$29.40	(15,832)	$27.14
Forfeited	(1,515)	$36.52	(4,305)	$29.54	(1,250)	$29.12
Ending balance	76,746	$39.71	75,707	$35.80	58,862	$29.57

PSUs

Compensation expense for PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. The grant date fair value of each grant was determined independently using the Monte Carlo Simulation. Assumptions used in the Monte Carlo Simulation for the grant of 20,971 PSUs, whose performance is based on TSR, in August 2018, included expected volatility of 20.47% and a risk-free rate of interest of 2.72%.

The Corporation recognized $1.5 million of expense related to the PSUs for the year ended December 31, 2018. As of December 31, 2018, there was $3.0 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.0 years.

The following table details the PSUs for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	168,453	$24.76	192,844	$18.77	216,820	$15.07
Granted	40,722	$44.56	41,323	$37.86	45,346	$28.34
Vested	(81,840)	$16.40	(61,815)	$15.05	(56,890)	$13.38
Non-vesting(1)	—	$—	—	$—	(10,088)	$13.38
Forfeited	(5,679)	$28.79	(3,899)	$21.45	(2,344)	$15.37
Ending balance	121,656	$36.82	168,453	$24.76	192,844	$18.77
(1) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant. The associated expense, however, was incurred over the vesting period.

Note 21 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation recognized expense for matching contributions to the 401(K) Plan of $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation recognized expense for the non-matching discretionary contributions of $1.5 million, $489 thousand, and $126 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation recognized expense for contributions to the EDCP of $441 thousand, $238 thousand, and $272 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 22 - Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2018 and 2017 that are recognized on the Corporation’s Consolidated Balance Sheets using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of December 31, 2018:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,013	$200,013	$—	$—
Obligations of U.S. government & agencies	195,855	—	195,855	—
Obligations of state & political subdivisions	11,332	—	11,332	—
Mortgage-backed securities	289,890	—	289,890	—
Collateralized mortgage obligations	39,252	—	39,252	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	$737,442	$200,013	$537,429	$—

Investment securities trading:
Mutual funds	$7,502	$7,502	$—	$—

Derivatives:
Interest rate swaps	12,550	—	12,550	—
RPAs purchased	71	—	71	—
Total derivatives	$12,621	$—	$12,621	$—

Total assets measured on a recurring basis at fair value	$757,565	$207,515	$550,050	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2018:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6,277	$—	$—	$6,277
Impaired loans and leases	22,112	—	—	22,112
OREO	417	—	—	417
Total assets measured at fair value on a non-recurring basis	$28,806	$—	$—	$28,806

Fair value of assets measured on a recurring basis as of December 31, 2017:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,088	$200,088	$—	$—
Obligations of U.S. government & agencies	151,044	—	151,044	—
Obligations of state & political subdivisions	21,310	—	21,310	—
Mortgage-backed securities	274,990	—	274,990	—
Collateralized mortgage obligations	36,662	—	36,662	—
Mutual funds	3,509	3,509	—	—
Other investment securities	1,599	—	1,599	—
Total investment securities available for sale	$689,202	$203,597	$485,605	$—

Investment securities trading:
Mutual funds	$4,610	$4,610	$—	$—

Derivatives:
Interest rate swaps	1,895	—	1,895	—
RPAs purchased	21	—	21
Total derivatives	$1,916	$—	$1,916	$—

Total recurring fair value measurements	$695,728	$208,207	$487,521	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2017:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6,397	$—	$—	$6,397
Impaired loans and leases	13,954	—	—	13,954
OREO	304	—	—	304
Total assets measured at fair value on a non-recurring basis	$20,655	$—	$—	$20,655

For the year ended December 31, 2018, a net increase of $204 thousand in the Allowance was recorded, and for the year ended December 31, 2017, a net increase of $175 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the year ended December 31, 2018.

Note 23 – Disclosure about Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018, and are applied to this disclosure on a prospective basis. Estimated fair value of assets and liabilities carried at cost as of December 31, 2017 were based on an entry price notion. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2018		2017
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$48,456	$48,456	$60,024	$60,024
Investment securities - available for sale	See Note 22	737,442	737,442	689,202	689,202
Investment securities - trading	See Note 22	7,502	7,502	4,610	4,610
Investment securities – held to maturity	Level 2	8,684	8,438	7,932	7,851
Loans held for sale	Level 2	1,749	1,749	3,794	3,794
Net portfolio loans and leases	Level 3	3,407,728	3,414,921	3,268,333	3,293,802
Mortgage servicing rights	Level 3	5,047	6,277	5,861	6,397
Interest rate swaps	Level 2	12,550	12,550	1,895	1,895
Risk participation agreements purchased	Level 2	71	71	21	21
Other assets	Level 3	43,641	43,641	46,799	46,799
Total financial assets		$4,272,870	$4,281,047	$4,088,471	$4,114,395
Financial liabilities:
Deposits	Level 2	$3,599,087	$3,594,123	$3,373,798	$3,368,276
Short-term borrowings	Level 2	252,367	252,367	237,865	237,865
Long-term FHLB advances	Level 2	55,374	54,803	139,140	138,685
Subordinated notes	Level 2	98,526	100,120	98,416	95,044
Junior subordinated debentures	Level 2	21,580	31,176	21,416	19,366
Interest rate swaps	Level 2	12,549	12,549	1,895	1,895
Risk participation agreements sold	Level 2	2	2	3	3
Other liabilities	Level 3	60,847	60,847	49,071	49,071
Total financial liabilities		$4,100,332	$4,105,987	$3,921,604	$3,910,205

(1) See Note 22, “Fair Value Measurement,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of hierarchy levels.

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2018 were $867.2 million. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2018 was $21.2 million.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2018.

Concentrations of Credit Risk

The Corporation has a material portion of its loans in real estate-related loans. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s primary trade area, which includes portions of Delaware, Chester, Montgomery and Philadelphia counties in Southeastern Pennsylvania. Management is aware of this concentration and attempts to mitigate this risk to the extent possible in many ways, including the underwriting and assessment of borrower’s capacity to repay. See Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Note 25 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. The outstanding balances of loans, including undrawn commitments to lend, to such related parties at December 31, 2018 and 2017 were $9.3 million and $8.1 million, respectively.

Related party deposits amounted to $6.7 million and $4.8 million at December 31, 2018 and 2017, respectively.

Note 26 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, the Corporation. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Board of Governors of the Federal Reserve System. Accordingly, the dividend payable by the Bank to the Corporation beginning on January 1, 2019 is limited to net income not yet earned in 2019 plus the Bank’s total retained net income for the combined two years ended December 31, 2017 and 2018 of $55.1 million. The Bank issued $26.0 million of dividends to the Corporation during the year ended December 31, 2018, and did not issue any dividends to the Corporation during the year ended December 31, 2017. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 27 – “Regulatory Capital Requirements.”

Note 27 - Regulatory Capital Requirements

A. General Regulatory Capital Information

Both the Corporation and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on the Corporation’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act began to be phased in. For more information, refer to the section titled Capital Adequacy within Item 1 - Business - Supervision and Regulation beginning at page 5 in this Form 10-K.

B. S-3 Shelf Registration Statement and Offerings Thereunder

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

For the year ended December 31, 2018, the Corporation did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2018.

C. Shares Issued in Mergers and Acquisitions

In connection with the RBPI Merger, the Corporation issued 3,101,316 common shares, valued at $136.8 million, to former shareholders of RBPI. These shares were registered on an S-4 registration statement filed by the Corporation in April 2017 (SEC File No. 333-216995).

D. Share Repurchases

For the years ended December 31, 2018 and 2017, the Corporation repurchased 149,284 and 0 shares, respectively, of Corporation stock through its announced repurchase program. In addition, it is the Corporation’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both the Corporation and the Bank. As of December 31, 2018 and 2017, the Corporation and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both the Corporation and the Bank were classified as “well capitalized” as of December 31, 2018 and 2017.

The Corporation’s and the Bank’s capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk weighted assets:
Corporation	$500,375	14.30%	$349,918	10.00%
Bank	$419,136	11.99%	$349,692	10.00%
Tier I capital to risk weighted assets:
Corporation	$382,151	10.92%	$279,934	8.00%
Bank	$399,438	11.42%	$279,754	8.00%
Common equity Tier I risk weighted assets:
Corporation	$361,256	10.32%	$227,446	6.50%
Bank	$399,438	11.42%	$227,300	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$382,151	9.06%	$210,830	5.00%
Bank	$399,438	9.48%	$210,615	5.00%
December 31, 2017
Total capital to risk weighted assets:
Corporation	$463.637	13.92%	$333,068	10.00%
Bank	$387,067	11.65%	$332,388	10.00%
Tier I capital to risk weighted assets:
Corporation	$347.187	10.42%	$266,454	8.00%
Bank	$369,033	11.10%	$265,910	8.00%
Common equity Tier I to risk weighted assets:
Corporation	$328.676	9.87%	$216,494	6.50%
Bank	$369,033	11.10%	$216,052	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
Corporation	$347.187	10.10%	$171,804	5.00%
Bank	$369,033	10.75%	$171,609	5.00%

Note 28 - Selected Quarterly Financial Data (Unaudited)

	2018
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$43,534	$44,754	$45,233	$47,534
Interest expense	6,095	7,438	8,504	9,547
Net interest income	37,439	37,316	36,729	37,987
Provision for loan and lease losses	1,030	3,137	664	2,362
Noninterest income	19,536	20,075	18,274	18,097
Noninterest expense	36,030	35,836	33,592	34,845
Income before income taxes	19,915	18,418	20,747	18,877
Income taxes	4,630	3,723	4,066	1,746
Net income	15,285	14,695	16,681	17,131
Net (loss) income attributable to noncontrolling interest	(1)	7	(1)	(5)
Net income attributable to Bryn Mawr Bank Corporation	$15,286	$14,688	$16,682	$17,136
Basic earnings per common share(1)	$0.76	$0.73	$0.82	$0.85
Diluted earnings per common share(1)	$0.75	$0.72	$0.82	$0.84
Dividend paid or accrued	$0.22	$0.22	$0.25	$0.25

	2017
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$30,326	$31,237	$33,198	$34,798
Interest expense	2,923	3,272	3,760	4,477
Net interest income	27,403	27,965	29,438	30,321
Provision for loan and lease losses	291	(83)	1,333	1,077
Noninterest income	13,227	14,785	15,584	15,536
Noninterest expense	26,660	28,495	28,184	31,056
Income before income taxes	13,679	14,338	15,505	13,724
Income taxes	4,635	4,905	4,766	19,924
Net income (loss)	9,044	9,433	10,739	(6,200)
Net (loss) income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Bryn Mawr Bank Corporation	$9,044	$9,433	$10,739	$(6,200)
Basic earnings (loss) per common share(1)	$0.53	$0.56	$0.63	$(0.35)
Diluted earnings (loss) per common share(1)	$0.53	$0.55	$0.62	$(0.35)
Dividend paid or accrued	$0.21	$0.21	$0.22	$0.22

(1) Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 29 - Parent Company-Only Financial Statements

The condensed financial statements of the Corporation (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2018	2017
Assets:
Cash	$78,143	$68,535
Investment securities	418	458
Investments in subsidiaries, as equity in net assets	606,023	580,230
Premises and equipment, net	2,091	2,189
Goodwill	245	245
Other assets	1,060	1,135
Total assets	687,980	652,792
Liabilities and shareholders’ equity:
Subordinated notes	98,526	98,416
Junior subordinated debentures	21,580	21,416
Other liabilities	2,485	4,158
Total liabilities	122,591	123,990
Common stock, par value $1; authorized 100,000,000 shares; issued 24,545,348 and 24,360,049 shares as of December 31, 2018 and December 31, 2017, respectively, and outstanding of 20,163,816 and 20,161,395 as of December 31, 2018 and December 31, 2017, respectively	24,545	24,360
Paid-in capital in excess of par value	374,010	371,486
Less: Common stock in treasury at cost - 4,381,532 and 4,198,654 shares as of December 31, 2018 and December 31, 2017, respectively	(75,883)	(68,179)
Accumulated other comprehensive loss, net of deferred income taxes benefit	(7,513)	(4,414)
Retained earnings	250,230	205,549
Total shareholders’ equity	565,389	528,802
Total liabilities and shareholders’ equity	$687,980	$652,792

B. Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Dividends from subsidiaries	$30,900	$950	$17,718
Net interest and other income	2,615	2,761	2,714
Total operating income	33,515	3,711	20,432
Expenses	3,527	2,782	2,443
Income before equity in undistributed income of subsidiaries	29,988	929	17,989
Equity in undistributed income of subsidiaries	32,779	21,053	17,600
Income before income taxes	62,767	21,982	35,589
Income tax benefit	(1,025)	(1,034)	(447)
Net income	$63,792	$23,016	$36,036

C. Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Operating activities:
Net income	$63,792	$23,016	$36,036
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(32,779)	(21,053)	(17,600)
Depreciation and amortization	98	154	151
Stock-based compensation cost	2,750	2,068	1,713
Other, net	2,860	1,241	1,000
Net cash provided by operating activities	36,721	5,426	21,300
Investing Activities:
Investment in subsidiaries	—	(15,300)	(15,000)
Net change in trading securities	40	(58)	—
Acquisitions, net of cash acquired	—	531	—
Net cash provided by (used in) investing activities	40	(14,827)	(15,000)
Financing activities:
Dividends paid	(19,289)	(14,799)	(13,961)
Proceeds from issuance of subordinated notes	—	68,829	—
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	2	(115)	(133)
Net purchase of treasury stock through publicly announced plans	(5,936)	—	(7,971)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(1,639)	(1,140)	(745)
Proceeds from exercise of stock options	1,464	1,498	2,181
Repurchase of treasury warrants	(1,755)	—	—
Net cash (used in) provided by financing activities	(27,153)	54,273	(20,629)
Change in cash and cash equivalents	9,608	44,872	(14,329)
Cash and cash equivalents at beginning of period	68,535	23,663	37,992
Cash and cash equivalents at end of period	$78,143	$68,535	$23,663

Note 30 - Segment Information

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

In addition, with the October 1, 2014 acquisition of PCPB, followed by the April 1, 2015 acquisition of RJM and the May 2017 acquisition of Hirshorn Boothby, both of which were merged into PCPB (now BMT Insurance Advisors), the Wealth Management Division assumed responsibility for all insurance services of the Corporation.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Year Ended December 31,
	2018			2017			2016
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$149,464	$7	$149,471	$115,124	$3	$115,127	$106,233	$3	$106,236
Provision for loan and lease losses	7,193	—	7,193	2,618	—	2,618	4,326	—	4,326
Net interest income after loan loss provision	142,271	7	142,278	112,506	3	112,509	101,907	3	101,910
Noninterest income:
Fees for wealth management services	—	42,326	42,326	—	38,735	38,735	—	36,690	36,690
Insurance commissions	—	6,808	6,808	—	4,589	4,589	—	3,722	3,722
Capital markets revenue	4,848	—	4,848	2,396	—	2,396	—	—	—
Service charges on deposit accounts	2,989	—	2,989	2,608	—	2,608	2,791	—	2,791
Loan servicing and other fees	2,259	—	2,259	2,106	—	2,106	1,939	—	1,939
Net gain on sale of loans	3,283	—	3,283	2,441	—	2,441	3,048	—	3,048
Net gain on sale of investment securities available for sale	7	—	7	101	—	101	(77)	—	(77)
Net gain (loss) gain on sale of OREO	295	—	295	(104)	—	(104)	(76)	—	(76)
Other operating income	12,981	186	13,167	6,063	197	6,260	5,773	158	5,931
Total noninterest income	26,662	49,320	75,982	15,611	43,521	59,132	13,398	40,570	53,968

Noninterest expenses:
Salaries & wages	46,936	19,735	66,671	36,559	16,692	53,251	32,321	15,090	47,411
Employee benefits	9,046	3,872	12,918	6,350	3,820	10,170	5,958	3,291	9,249
Occupancy and bank premise	9,588	2,011	11,599	8,208	1,698	9,906	8,005	1,606	9,611
Amortization of intangible assets	1,555	2,101	3,656	783	1,951	2,734	872	2,626	3,498
Professional fees	3,747	456	4,203	2,998	270	3,268	3,516	143	3,659
Other operating expenses	35,928	5,328	41,256	30,605	4,461	35,066	24,411	3,835	28,246
Total noninterest expenses	106,800	33,503	140,303	85,503	28,892	114,395	75,083	26,591	101,674
Segment profit	62,133	15,824	77,957	42,614	14,632	57,246	40,222	13,982	54,204
Intersegment (revenues) expenses(1)	(715)	715	—	(448)	448	—	(396)	396	—
Pre-tax segment profit after eliminations	$61,418	$16,539	$77,957	$42,166	$15,080	$57,246	$39,826	$14,378	$54,204
% of segment pre-tax profit after eliminations	78.8%	21.2%	100.0%	73.7%	26.3%	100.0%	73.5%	26.5%	100.0%
Segment assets (dollars in millions)	$4,601.7	$50.8	$4,652.5	$4,398.5	$51.2	$4,449.7	$3,377.1	$44.4	$3,421.5

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	December 31, 2018	December 31, 2017
Assets under management, administration, supervision and brokerage	$13,429.5	$12,968.7

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2018 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2018, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2018, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm” at page 60, and is incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

On February 27, 2019, the Bank determined to transition Alison Eichert from the role of Chief Operating Officer to Chief Administrative Officer, such that Ms. Eichert is no longer deemed the principal operating officer of the Bank. Ms. Eichert remains an Executive Vice President of the Bank and will continue to serve on the executive management team.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors and Board Committees,” “Information About our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to section titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Our Board of Directors and Board Committees,” and “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a) (3) and (b) — Exhibits

Exhibit No.	Description and References
2.1
Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with SEC on February 18, 2011

2.2
Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3
Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4
Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5
Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6
Amendment to Stock Purchase Agreement, dated as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7
Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8
Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

2.9
Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

2.10
Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

Exhibit No.	Description and References
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

10.7*	Standard Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), as of August 2018, filed herewith

10.8*	Standard Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time/Performance Based), as of August 2018, filed herewith

10.9*	Standard Form of Executive Change-of-Control Agreement, updated January 2019, filed herewith

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

10.12*	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-K filed with the SEC on March 2, 2018

10.13**	Form of Key Employee Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 10, 2005

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

10.18	Form of Director Letter Agreement, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed with the SEC on August 8, 2014

Exhibit No.	Description and References

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

10.34*	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), incorporated by reference to Exhibit 10.34 of the Corporation's Form 10-K filed with the SEC on March 2, 2018

10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

Exhibit No.	Description and References
10.38
Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective May 25, 2018, incorporated by reference to the Corporation’s Prospectus (Form 424B2) filed with the SEC on May 25, 2018

10.39*
Employment Letter Agreement, dated December 15, 2017, by and between The Bryn Mawr Trust Company and F. Kevin Tylus, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2017

10.40
Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41
Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*
Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.43*
Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.44*
Employment Agreement dated as of April 1, 2015, between The Bryn Mawr Trust Company and Lori Goldman, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC on November 3, 2017

10.45*
Employment Letter Agreement, dated November 20, 2017, by and between Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Jennifer Dempsey Fox, incorporated by reference to Exhibit 10.45 of the Corporation’s Form 10-K filed with the SEC on March 2, 2018

10.46*	Form of Restricted Stock Unit Agreement for New Employee, incorporated by reference to Exhibit 10.46 of the Corporation’s Form 10-K filed with the SEC on March 2, 2018

10.47	Form of Restricted Stock Unit Agreement for New Employee, filed herewith

10.48	Form of Restricted Stock Unit Agreement (Performance Based), filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2018 Annual Meeting to be held on April 18, 2019, expected to be filed with the SEC on or about March 8, 2019

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

Exhibit No.	Description and References
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

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

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	February 28, 2019
Britton H. Murdoch

/s/ Francis J. Leto	Chief Executive Officer	February 28, 2019
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	February 28, 2019
Michael W. Harrington	(Principal Financial Officer)

/s/ Michael T. LaPlante	Chief Accounting Officer	February 28, 2019
Michael T. LaPlante	(Principal Accounting Officer)

/s/ Diego F. Calderin	Director	February 28, 2019
Diego F. Calderin

/s/ Michael J. Clement	Director	February 28, 2019
Michael J. Clement

/s/ Andrea F. Gilbert	Director	February 28, 2019
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	February 28, 2019
Wendell F. Holland

/s/ Scott M. Jenkins	Director	February 28, 2019
Scott M. Jenkins

/s/ A. John May, III	Director	February 28, 2019
A. John May, III

/s/ Lynn B. McKee	Director	February 28, 2019
Lynn B. McKee

/s/ F. Kevin Tylus	Director	February 28, 2019
F. Kevin Tylus