Form 10-Q
period 2019-03-31
BRYN MAWR BANK CORP
filed 2019-05-08
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________
 Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter ended March 31, 2019

Commission File Number 1-35746
________________________________________________________________________________________

Bryn Mawr Bank Corporation
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Pennsylvania	23-2434506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

801 Lancaster Avenue, Bryn Mawr, Pennsylvania	19010
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 525-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, $1 par value	BMTC	The NASDAQ Stock Market
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 1, 2019
Common Stock, par value $1	20,147,151

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$13,656	$14,099
Interest bearing deposits with banks	29,449	34,357
Cash and cash equivalents	43,105	48,456
Investment securities available for sale, at fair value (amortized cost of $562,528 and $745,328 as of March 31, 2019 and December 31, 2018, respectively)	559,983	737,442
Investment securities held to maturity, at amortized cost (fair value of $10,324 and $8,438 as of March 31, 2019 and December 31, 2018, respectively)	10,457	8,684
Investment securities, trading	8,189	7,502
Loans held for sale	2,884	1,749
Portfolio loans and leases, originated	3,032,270	2,885,251
Portfolio loans and leases, acquired	491,244	541,903
Total portfolio loans and leases	3,523,514	3,427,154
Less: Allowance for originated loan and lease losses	(20,519)	(19,329)
Less: Allowance for acquired loan and lease losses	(97)	(97)
Total allowance for loans and lease losses	(20,616)	(19,426)
Net portfolio loans and leases	3,502,898	3,407,728
Premises and equipment, net	67,279	65,648
Operating lease right-of-use assets	43,985	—
Accrued interest receivable	13,123	12,585
Mortgage servicing rights	4,910	5,047
Bank owned life insurance	58,138	57,844
Federal Home Loan Bank stock	10,526	14,530
Goodwill	184,012	184,012
Intangible assets	21,994	23,455
Other investments	16,526	16,526
Other assets	83,984	61,277
Total assets	$4,631,993	$4,652,485
Liabilities
Deposits:
Noninterest-bearing	$882,310	$901,619
Interest-bearing	2,755,307	2,697,468
Total deposits	3,637,617	3,599,087

Short-term borrowings	124,214	252,367
Long-term FHLB advances	55,407	55,374
Subordinated notes	98,571	98,526
Junior subordinated debentures	21,622	21,580
Operating lease liabilities	48,224	—
Accrued interest payable	8,674	6,652
Other liabilities	62,557	54,195
Total liabilities	4,056,886	4,087,781
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,577,248 and 24,545,348 shares as of March 31, 2019 and December 31, 2018, respectively and outstanding of 20,167,729 and 20,163,816 as of March 31, 2019 and December 31, 2018, respectively	24,577	24,545
Paid-in capital in excess of par value	375,655	374,010
Less: Common stock in treasury at cost - 4,409,519 and 4,381,532 shares as of March 31, 2019 and December 31, 2018, respectively	(76,974)	(75,883)
Accumulated other comprehensive loss, net of tax	(3,278)	(7,513)
Retained earnings	255,813	250,230
Total Bryn Mawr Bank Corporation shareholders' equity	575,793	565,389
Noncontrolling interest	(686)	(685)
Total shareholders' equity	575,107	564,704
Total liabilities and shareholders' equity	$4,631,993	$4,652,485

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2019	2018
Interest income:
Interest and fees on loans and leases	$44,837	$40,689
Interest on cash and cash equivalents	132	53
Interest on investment securities:
Taxable	3,450	2,706
Non-taxable	47	84
Dividends	2	2
Total interest income	48,468	43,534
Interest expense:
Interest on deposits	8,097	3,472
Interest on short-term borrowings	943	630
Interest on FHLB advances and other borrowings	278	562
Interest on subordinated notes	1,145	1,143
Interest on junior subordinated debentures	358	288
Total interest expense	10,821	6,095
Net interest income	37,647	37,439
Provision for loan and lease losses	3,736	1,030
Net interest income after provision for loan and lease losses	33,911	36,409
Noninterest income:
Fees for wealth management services	10,392	10,308
Insurance commissions	1,672	1,693
Capital markets revenue	2,219	666
Service charges on deposits	808	713
Loan servicing and other fees	609	686
Net gain on sale of loans	319	518
Net gain on sale of investment securities available for sale	—	7
Net gain (loss) on sale of other real estate owned ("OREO")	(24)	176
Dividends on FHLB and FRB stock	411	431
Other operating income	2,847	4,338
Total noninterest income	19,253	19,536
Noninterest expenses:
Salaries and wages	20,901	15,982
Employee benefits	4,166	3,708
Occupancy and bank premises	3,252	3,050
Furniture, fixtures, and equipment	2,389	1,898
Advertising	415	461
Amortization of intangible assets	938	879
Due diligence, merger-related and merger integration expenses	—	4,319
Professional fees	1,320	748
Pennsylvania bank shares tax	409	473
Data processing	1,320	1,195
Other operating expenses	4,614	3,317
Total noninterest expenses	39,724	36,030
Income before income taxes	13,440	19,915
Income tax expense	2,764	4,630
Net income	$10,676	$15,285
Net (loss) attributable to noncontrolling interest	(1)	(1)
Net income attributable to Bryn Mawr Bank Corporation	$10,677	$15,286
Basic earnings per common share	$0.53	$0.76
Diluted earnings per common share	$0.53	$0.75
Dividends paid or accrued per common share	$0.25	$0.22
Weighted-average basic shares outstanding	20,168,498	20,202,969
Dilutive shares	103,163	247,525
Adjusted weighted-average diluted shares	20,271,661	20,450,494

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net income attributable to Bryn Mawr Bank Corporation	$10,677	$15,286

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,121 and $(1,319), respectively	4,219	(4,961)
Reclassification adjustment for net (gain) on sale realized in net income, net of tax expense of $0 and $1, respectively	—	(6)
Reclassification adjustment for net (gain) realized on transfer of investment securities available for sale to trading, net of tax expense of $0 and $88, respectively	—	(329)
Unrealized investment gains (losses), net of tax expense (benefit) of $1,121 and $(1,408), respectively	4,219	(5,296)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $4 and $12, respectively	16	46

Total other comprehensive income (loss)	4,235	(5,250)

Total comprehensive income	$14,912	$10,036

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$10,677	$15,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,736	1,030
Depreciation of fixed assets	1,908	1,493
Amortization of operating lease right-of-use assets	914	—
Net amortization of investment premiums and discounts	543	761
Net gain on sale of investment securities available for sale	—	(7)
Net gain on sale of loans	(319)	(518)
Stock based compensation	1,137	620
Amortization and net impairment of mortgage servicing rights	137	171
Net accretion of fair value adjustments	(1,018)	(3,004)
Amortization of intangible assets	938	879
Net loss (gain) on sale of OREO	24	(176)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(294)	(279)
Other, net	(642)	(107)
Loans originated for resale	(10,353)	(19,534)
Proceeds from loans sold	9,484	18,265
Provision for deferred income taxes	43	656
Change in income taxes payable/receivable, net	7,067	3,819
Change in accrued interest receivable	(538)	1,725
Change in accrued interest payable	2,022	1,287
Change in operating lease liabilities	(850)	—
Change in other assets	(28,612)	(11,342)
Change in other liabilities	10,814	(5,987)
Net cash provided by operating activities	6,818	5,038

Investing activities:
Purchases of investment securities available for sale	(61,225)	(74,029)
Purchases of investment securities held to maturity	(1,827)	—
Proceeds from maturity and paydowns of investment securities available for sale	217,990	218,393
Proceeds from maturity and paydowns of investment securities held to maturity	45	39
Proceeds from sale of investment securities available for sale	—	7
Net change in FHLB stock	4,004	4,584
Proceeds from calls of investment securities	25,500	65
Net change in other investments	—	500
Purchase of customer relationships	(18)	—
Net portfolio loan and lease originations	(97,976)	(21,230)
Purchases of premises and equipment	(3,540)	(2,063)
Proceeds from sale of OREO	309	217
Net cash provided by investing activities	83,262	126,483

Financing activities:
Change in deposits	38,752	(57,879)
Change in short-term borrowings	(128,153)	(64,161)
Dividends paid	(5,041)	(4,523)
Change in long-term FHLB advances and other borrowings	—	(31,371)
Payment of contingent consideration for business combinations	(438)	—
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(34)	(626)
Net proceeds from sale of treasury stock for deferred compensation plans	—	171
Repurchase of warrants from U.S. Treasury	—	(1,755)
Net purchase of treasury stock through publicly announced plans	(1,057)	—
Proceeds from exercise of stock options	540	992
Net cash used in financing activities	(95,431)	(159,152)

Change in cash and cash equivalents	(5,351)	(27,631)
Cash and cash equivalents at beginning of period	48,456	60,024
Cash and cash equivalents at end of period	$43,105	$32,393

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$199	$146
Interest	$8,799	$4,808

Non-cash information:
Change in other comprehensive loss	$4,235	$(5,250)
Change in deferred tax due to change in comprehensive income	$1,125	$(1,396)
Transfer of loans to OREO and repossessed assets	$—	$37

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended March 31, 2019
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	10,677	—	10,677
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.25 per share	—	—	—	—	—	(5,094)	—	(5,094)
Other comprehensive income, net of tax expense of $1,125	—	—	—	—	4,235	—	—	4,235
Stock based compensation	—	—	1,137	—	—	—	—	1,137
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(34)	—	—	—	(34)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,057)	—	—	—	(1,057)
Common stock issued:
Common stock issued through share-based awards and options exercises	31,900	32	508	—	—	—	—	540
Balance March 31, 2019	24,577,248	$24,577	$375,655	$(76,974)	$(3,278)	$255,813	$(686)	$575,107

	For the Three Months Ended March 31, 2018
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	15,286	—	15,286
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.22 per share	—	—	—	—	—	(4,495)	—	(4,495)
Other comprehensive income, net of tax expense of $1,396	—	—	—	—	(5,250)	—	—	(5,250)
Stock based compensation	—	—	620	—	—	—	—	620
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(626)	—	—	—	(626)
Net treasury stock activity for deferred compensation trusts	—	—	153	18	—	—	—	171
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	78,709	79	913	—	—	—	—	992
Balance March 31, 2018	24,438,758	$24,439	$371,319	$(68,787)	$(9,664)	$216,438	$(684)	$533,061

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s ("BMBC," and together with its direct and indirect subsidiaries, the “Corporation”) management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in the Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2018 (the “2018 Annual Report”).

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The Unaudited Consolidated Financial Statements include the accounts of BMBC and its consolidated subsidiaries; BMBC's primary subsidiary is The Bryn Mawr Trust Company (the “Bank”). In connection with the RBPI Merger (defined in Note 3 – Business Combinations below), the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation since January 1, 2019, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2019.

Adopted Pronouncements:

FASB ASU 2016-02 (Topic 842), “Leases”

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard became effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. Management has elected to use the effective date as its date of initial application. Consequently, financial information was not be updated, and the disclosures required under the new standard are not be provided for dates and periods before January 1, 2019.

The new standard provided a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

This standard had a material effect on our Consolidated Balance Sheet and related disclosures but did not have a material impact on our Consolidated Statement of Income. The additional assets recorded as a result of adoption had a negative impact on the Corporation and Bank capital ratios under current regulatory guidance. On adoption, we had:

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

The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also have elected the practical expedient to not separate lease and non-lease components for all of our leases.

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

Pronouncements Not Yet Effective:

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

Management cautions that this list is not exhaustive. Further, management may adjust quantitatively-established allocations based on factors that defy numerical modeling, leading to a material adjustment not due to factors specified above. Moreover, interpretations and clarifications of the guidance through the FASB’s ongoing Transition Resource Group efforts may change management’s estimates of the impact. Finally, the impact of accounting treatment changes for establishing the ACL for purchased assets under future acquisitions may effect a cumulative-effect adjustment to retained earnings that proves material.

Ongoing financial statement behavior will be impacted by the standard, regardless of any cumulative-effect adjustment at adoption. Under our currently-contemplated cashflow projection model, assets will originate with a specific allocation for the contract life of that instrument, adjusted for prepayment behavior and probabilistic credit performance expectations to arrive at an expected cashflow projection. All else being equal, as that continues toward its contract maturity, estimates of lifetime credit loss at the instrument level will decrease. Under steady-state conditions, portfolio-segment-level aggregation of management’s expected loss estimates should be stable or track with portfolio-segment growth (contraction and runoff). When management’s expectations of the likely future economic environment change based on reasonable and supportable forecasts, portfolio allocation may increase (decrease) rapidly between periods. The establishment of the ACL will be more responsive to deteriorating (improving) economic conditions than prior establishment of the ALLL, which is based on historical experience and agnostic to future conditions. In dynamic economic environments, users of financial statements should expect expense (income) in the PCL to be concentrated in fewer quarters than was typical for the PLLL. Users of financial statements should be aware that this accounting treatment does not determine the ultimate, realized loss or recovery for assets in scope; ASU 2016-13 impacts timing and possibly the magnitude of the impact on our financial condition and results of operations in dynamic economic environments.

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

FASB ASU 2018-12 (Topic 944), “Targeted Improvements to the Accounting for Long-Duration Contracts”

Issued in August 2018, ASU 2018-12 makes targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. Specifically, the ASU is intended to (1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows, (2) simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplify the amortization of deferred acquisition costs, and (4) improve the effectiveness of the required disclosures. ASU 2018-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted. As an independent insurance agent, the Corporation does not issue insurance contracts. As a result, management does not expect the adoption of this ASU to have an impact on our Consolidated Financial Statements and related disclosures.

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

Note 3 – Business Combinations

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

The following table details the consideration paid, the initial estimated fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition and the resulting goodwill recorded:

(dollars in thousands)
Consideration paid:
Cash paid at closing	$750
Contingent payment liability (present value)	706
Value of consideration	1,456

Assets acquired:
Cash and due from banks	370
Intangible assets - customer relationships	779
Premises and equipment	1
Other assets	316
Total assets	1,466

Liabilities assumed:
Accounts payable	657
Other liabilities	30
Total liabilities	687

Net assets acquired	779

Goodwill resulting from acquisition of Domenick	$677

As of June 30, 2018, the estimates of the fair value of identifiable assets acquired and liabilities assumed in the Domenick acquisition were final.

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and BMBC, dated as of January 30, 2017 (the “Agreement”) was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of BMBC’s common stock. Shareholders of RBPI received 0.1025 shares of BMBC common stock for each share of RBPI Class A common stock and 0.1179 shares of BMBC common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase BMBC common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the Effective Date. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

In connection with the RBPI Merger, the consideration paid and the estimated fair value of identifiable assets acquired and liabilities assumed as of the Effective Date, which include the effects of any measurement period adjustments in accordance with ASC 805-10, are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common shares issued (3,101,316)	$136,768
Cash in lieu of fractional shares	7
Cash-out of certain options	112
Fair value of warrants assumed	1,853
Value of consideration	138,740

Assets acquired:
Cash and due from banks	17,092
Investment securities available for sale	121,587
Loans	566,228
Premises and equipment	8,264
Deferred income taxes	34,823
Bank-owned life insurance	16,550
Core deposit intangible	4,670
Favorable lease asset	566
Other assets	13,611
Total assets	783,391

Liabilities assumed:
Deposits	593,172
FHLB and other long-term borrowings	59,568
Short-term borrowings	15,000
Junior subordinated debentures	21,416
Unfavorable lease liability	322
Other liabilities	31,381
Total liabilities	720,859

Net assets acquired	62,532

Goodwill resulting from acquisition of RBPI	$76,208

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

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Advertising	$—	$59
Employee Benefits	—	203
Occupancy and bank premises	—	1,856
Furniture, fixtures, and equipment	—	179
Data processing	—	112
Professional fees	—	747
Salaries and wages	—	346
Other	—	817
Total due diligence, merger-related and merger integration expenses	$—	$4,319

Note 4 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of March 31, 2019 and December 31, 2018 are as follows:

As of March 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	188,079	103	(1,436)	186,746
Obligations of state and political subdivisions	8,644	5	(11)	8,638
Mortgage-backed securities	323,610	1,365	(2,062)	322,913
Collateralized mortgage obligations	40,995	182	(691)	40,486
Other investment securities	1,100	—	—	1,100
Total	$562,528	$1,655	$(4,200)	$559,983

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,026	$—	$(13)	$200,013
Obligations of the U.S. government and agencies	198,604	107	(2,856)	195,855
Obligations of state and political subdivisions	11,372	3	(43)	11,332
Mortgage-backed securities	294,076	554	(4,740)	289,890
Collateralized mortgage obligations	40,150	141	(1,039)	39,252
Other investment securities	1,100	—	—	1,100
Total	$745,328	$805	$(8,691)	$737,442

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2019 and December 31, 2018 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$—	$—	$141,114	$(1,436)	$141,114	$(1,436)
Obligations of state and political subdivisions	—	—	3,200	(11)	3,200	(11)
Mortgage-backed securities	18,237	(183)	193,339	(1,879)	211,576	(2,062)
Collateralized mortgage obligations	—	—	25,944	(691)	25,944	(691)
Total	$18,237	$(183)	$363,597	$(4,017)	$381,834	$(4,200)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$199,912	$(13)	$—	$—	$199,912	$(13)
Obligations of the U.S. government and agencies	12,916	(62)	140,506	(2,794)	153,422	(2,856)
Obligations of state and political subdivisions	—	—	3,989	(43)	3,989	(43)
Mortgage-backed securities	43,276	(352)	195,697	(4,388)	238,973	(4,740)
Collateralized mortgage obligations	540	(1)	27,077	(1,038)	27,617	(1,039)
Total	$256,644	$(428)	$367,269	$(8,263)	$623,913	$(8,691)

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

As of March 31, 2019 and December 31, 2018, securities having a fair value of $120.4 million and $123.5 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Board discount window program, Federal Home Loan Bank ("FHLB") borrowings and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$9,055	$9,041	$209,129	$209,099
Due after one year through five years	166,223	165,027	180,657	177,972
Due after five years through ten years	10,098	10,126	7,258	7,268
Due after ten years	12,547	12,390	14,058	13,961
Subtotal	197,923	196,584	411,102	408,300
Mortgage-related securities(1)	364,605	363,399	334,226	329,142
Total	$562,528	$559,983	$745,328	$737,442

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2019 and December 31, 2018 are as follows:

As of March 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$10,457	$10	$(143)	$10,324

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,684	$—	$(246)	$8,438

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2019 and December 31, 2018 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,814	$(13)	$7,187	$(130)	$9,001	$(143)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,315	$(4)	$7,123	$(242)	$8,438	$(246)

The amortized cost and fair value of held to maturity investment securities as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$10,457	$10,324	$8,684	$8,438

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2019 and December 31, 2018, the Corporation’s investment securities held in trading accounts totaled $8.2 million and $7.5 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income.

Note 5 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The table below details portfolio loans and leases as of the dates indicated:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$2,884	$—	$2,884	$1,749	$—	$1,749
Real Estate Loans:
Commercial mortgage	$1,436,611	$310,084	$1,746,695	$1,327,822	$329,614	$1,657,436
Home equity lines and loans	180,075	24,716	204,791	181,506	25,845	207,351
Residential mortgage	423,638	78,741	502,379	411,022	83,333	494,355
Construction	157,572	2,189	159,761	174,592	6,486	181,078
Total real estate loans	$2,197,896	$415,730	$2,613,626	$2,094,942	$445,278	$2,540,220
Commercial and industrial	651,204	54,497	705,701	624,643	70,941	695,584
Consumer	45,229	2,592	47,821	44,099	2,715	46,814
Leases	137,941	18,425	156,366	121,567	22,969	144,536
Total portfolio loans and leases	$3,032,270	$491,244	$3,523,514	$2,885,251	$541,903	$3,427,154
Total loans and leases	$3,035,154	$491,244	$3,526,398	$2,887,000	$541,903	$3,428,903
Loans with fixed rates	$1,252,613	$288,679	$1,541,292	$1,204,070	$323,604	$1,527,674
Loans with adjustable or floating rates	1,782,541	202,565	1,985,106	1,682,930	218,299	1,901,229
Total loans and leases	$3,035,154	$491,244	$3,526,398	$2,887,000	$541,903	$3,428,903
Net deferred loan origination fees included in the above loan table	$750	$—	$750	$2,226	$—	$2,226

B. Components of the net investment in leases are detailed as follows:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$153,559	$20,244	$173,803	$135,313	$25,372	$160,685
Unearned lease income	(21,737)	(2,270)	(24,007)	(19,388)	(3,005)	(22,393)
Initial direct costs and deferred fees	6,119	451	6,570	5,642	602	6,244
Total Leases	$137,941	$18,425	$156,366	$121,567	$22,969	$144,536

C. Non-Performing Loans and Leases

	March 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$3,458	$2,100	$5,558	$435	$2,133	$2,568
Home equity lines and loans	6,878	26	6,904	3,590	26	3,616
Residential mortgage	2,293	570	2,863	2,813	639	3,452
Commercial and industrial	2,657	308	2,965	1,786	315	2,101
Consumer	36	44	80	45	63	108
Leases	429	484	913	392	583	975
Total non-performing loans and leases	$15,751	$3,532	$19,283	$9,061	$3,759	$12,820

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance	$15,845	$17,904
Carrying amount	$11,553	$12,304

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the three months ended March 31, 2019:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2018	$2,697
Accretion	(247)
Reclassifications from nonaccretable difference	76
Additions/adjustments	—
Disposals	(108)
Balance, March 31, 2019	$2,418

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,106	$—	$—	$1,106	$1,740,031	$1,741,137	$5,558	$1,746,695
Home equity lines and loans	376	144	—	520	197,367	197,887	6,904	204,791
Residential mortgage	2,357	320	—	2,677	496,839	499,516	2,863	502,379
Construction	—	—	—	—	159,761	159,761	—	159,761
Commercial and industrial	749	15	—	764	701,972	702,736	2,965	705,701
Consumer	64	64	—	128	47,613	47,741	80	47,821
Leases	971	265	—	1,236	154,217	155,453	913	156,366
Total portfolio loans and leases	$5,623	$808	$—	$6,431	$3,497,800	$3,504,231	$19,283	$3,523,514

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$821	$251	$—	$1,072	$1,653,796	$1,654,868	$2,568	$1,657,436
Home equity lines and loans	92	—	—	92	203,643	203,735	3,616	207,351
Residential mortgage	2,330	218	—	2,548	488,355	490,903	3,452	494,355
Construction	—	—	—	—	181,078	181,078	—	181,078
Commercial and industrial	280	332	—	612	692,871	693,483	2,101	695,584
Consumer	35	5	—	40	46,666	46,706	108	46,814
Leases	641	460	—	1,101	142,460	143,561	975	144,536
Total portfolio loans and leases	$4,199	$1,266	$—	$5,465	$3,408,869	$3,414,334	$12,820	$3,427,154

(1) Included as “current” are $3.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$1,106	$—	$—	$1,106	$1,432,047	$1,433,153	$3,458	$1,436,611
Home equity lines and loans	231	144	—	375	172,822	173,197	6,878	180,075
Residential mortgage	1,735	233	—	1,968	419,377	421,345	2,293	423,638
Construction	—	—	—	—	157,572	157,572	—	157,572
Commercial and industrial	520	15	—	535	648,012	648,547	2,657	651,204
Consumer	25	64	—	89	45,104	45,193	36	45,229
Leases	695	206	—	901	136,611	137,512	429	137,941
Total originated portfolio loans and leases	$4,312	$662	$—	$4,974	$3,011,545	$3,016,519	$15,751	$3,032,270

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$816	$251	$—	$1,067	$1,326,320	$1,327,387	$435	$1,327,822
Home equity lines and loans	25	—	—	25	177,891	177,916	3,590	181,506
Residential mortgage	1,545	—	—	1,545	406,664	408,209	2,813	411,022
Construction	—	—	—	—	174,592	174,592	—	174,592
Commercial and industrial	280	332	—	612	622,245	622,857	1,786	624,643
Consumer	35	5	—	40	44,014	44,054	45	44,099
Leases	350	233	—	583	120,592	121,175	392	121,567
Total originated portfolio loans and leases	$3,051	$821	$—	$3,872	$2,872,318	$2,876,190	$9,061	$2,885,251

(1) Included as “current” are $2.0 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of March 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$—	$—	$—	$307,984	$307,984	$2,100	$310,084
Home equity lines and loans	145	—	—	145	24,545	24,690	26	24,716
Residential mortgage	622	87	—	709	77,462	78,171	570	78,741
Construction	—	—	—	—	2,189	2,189	—	2,189
Commercial and industrial	229	—	—	229	53,960	54,189	308	54,497
Consumer	39	—	—	39	2,509	2,548	44	2,592
Leases	276	59	—	335	17,606	17,941	484	18,425
Total acquired portfolio loans and leases	$1,311	$146	$—	$1,457	$486,255	$487,712	$3,532	$491,244

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$5	$—	$—	$5	$327,476	$327,481	$2,133	$329,614
Home equity lines and loans	67	—	—	67	25,752	25,819	26	25,845
Residential mortgage	785	218	—	1,003	81,691	82,694	639	83,333
Construction	—	—	—	—	6,486	6,486	—	6,486
Commercial and industrial	—	—	—	—	70,626	70,626	315	70,941
Consumer	—	—	—	—	2,652	2,652	63	2,715
Leases	291	227	—	518	21,868	22,386	583	22,969
Total acquired portfolio loans and leases	$1,148	$445	$—	$1,593	$536,551	$538,144	$3,759	$541,903

(1) Included as “current” are $1.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$—	$19,426
Charge-offs	(1,388)	(47)	(331)	—	(405)	(105)	(568)	—	(2,844)
Recoveries	15	1	1	1	15	11	254	—	298
Provision for loan and lease losses	2,047	81	408	(300)	817	193	490	—	3,736
Balance, March 31, 2019	$8,241	$1,038	$1,891	$1,186	$5,888	$328	$2,044	$—	$20,616

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$—	$17,525
Charge-offs	—	(25)	—	—	(283)	(49)	(596)	—	(953)
Recoveries	3	—	—	1	—	1	55	—	60
Provision for loan and lease losses	(379)	(16)	(28)	(94)	606	93	848	—	1,030
Balance, March 31, 2018	$7,174	$1,045	$1,898	$844	$5,361	$291	$1,049	$—	$17,662

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$149	$259	$—	$160	$37	$—	$—	$605
Collectively evaluated for impairment	8,241	889	1,632	1,186	5,728	291	2,044	—	20,011
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$8,241	$1,038	$1,891	$1,186	$5,888	$328	$2,044	$—	$20,616

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Unallocated	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$272	$—	$—	$28	$—	$—	$462
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	—	18,964
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—	—
Total	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$—	$19,426

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$5,558	$8,291	$6,106	$—	$3,358	$106	$—	$23,419
Collectively evaluated for impairment	1,731,170	195,986	496,271	159,761	701,293	47,715	156,366	3,488,562
Purchased credit-impaired(1)	9,967	514	2	—	1,050	—	—	11,533
Total	$1,746,695	$204,791	$502,379	$159,761	$705,701	$47,821	$156,366	$3,523,514

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,008	$4,998	$6,608	$—	$2,629	$134	$—	$21,377
Collectively evaluated for impairment	1,642,117	201,841	487,747	178,673	691,879	46,680	144,536	3,393,473
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$1,657,436	$207,351	$494,355	$181,078	$695,584	$46,814	$144,536	$3,427,154

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$149	$170	$—	$160	$37	$—	$516
Collectively evaluated for impairment	8,241	889	1,632	1,186	5,728	291	2,036	20,003
Total	$8,241	$1,038	$1,802	$1,186	$5,888	$328	$2,036	$20,519

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$175	$—	$—	$28	$—	$365
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Total	$7,567	$1,003	$1,716	$1,485	$5,461	$229	$1,868	$19,329

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$3,458	$8,265	$4,719	$—	$3,050	$62	$—	$19,554
Collectively evaluated for impairment	1,433,153	171,810	418,919	157,572	648,154	45,167	137,941	3,012,716
Total	$1,436,611	$180,075	$423,638	$157,572	$651,204	$45,229	$137,941	$3,032,270

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,874	$4,972	$5,106	$—	$2,314	$71	$—	$17,337
Collectively evaluated for impairment	1,322,948	176,534	405,916	174,592	622,329	44,028	121,567	2,867,914
Total	$1,327,822	$181,506	$411,022	$174,592	$624,643	$44,099	$121,567	$2,885,251

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$89	$—	$—	$—	$—	$89
Collectively evaluated for impairment	—	—	—	—	—	—	8	8
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$89	$—	$—	$—	$8	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$—	$—	$97
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$—	$—	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,100	$26	$1,387	$—	$308	$44	$—	$3,865
Collectively evaluated for impairment	298,017	24,176	77,352	2,189	53,139	2,548	18,425	475,846
Purchased credit-impaired(1)	9,967	514	2	—	1,050	—	—	11,533
Total	$310,084	$24,716	$78,741	$2,189	$54,497	$2,592	$18,425	$491,244

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,134	$26	$1,502	$—	$315	$63	$—	$4,040
Collectively evaluated for impairment	319,169	25,307	81,831	4,081	69,550	2,652	22,969	525,559
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$329,614	$25,845	$83,333	$6,486	$70,941	$2,715	$22,969	$541,903

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade - All Loans and Leases
As of March 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,714,426	$10,571	$21,292	$406	$1,746,695
Home equity loans and lines	197,373	—	7,418	—	204,791
Residential	499,339	—	3,040	—	502,379
Construction	152,120	937	6,704	—	159,761
Commercial & Industrial	691,708	2,581	11,412	—	705,701
Consumer	47,195	—	626	—	47,821
Leases	155,453	—	913	—	156,366
Total	$3,457,614	$14,089	$51,405	$406	$3,523,514

	Credit Risk Profile by Internally Assigned Grade - All Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,635,068	$631	$20,639	$1,098	$1,657,436
Home equity loans and lines	203,037	—	4,314	—	207,351
Residential	490,789	—	3,566	—	494,355
Construction	171,353	938	8,787	—	181,078
Commercial & Industrial	684,444	2,737	8,402	1	695,584
Consumer	46,588	—	226	—	46,814
Leases	143,561	—	975	—	144,536
Total	$3,374,840	$4,306	$46,909	$1,099	$3,427,154

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade - Originated Loans and Leases
As of March 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,428,214	$4,325	$4,072	$—	$1,436,611
Home equity loans and lines	173,197	—	6,878	—	180,075
Residential	421,168	—	2,470	—	423,638
Construction	149,931	937	6,704	—	157,572
Commercial & Industrial	639,463	2,352	9,389	—	651,204
Consumer	44,647	—	582	—	45,229
Leases	137,513	—	428	—	137,941
Total	$2,994,133	$7,614	$30,523	$—	$3,032,270

	Credit Risk Profile by Internally Assigned Grade - Originated Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,321,973	$631	$5,218	$—	$1,327,822
Home equity loans and lines	177,916	—	3,590	—	181,506
Residential	408,095	—	2,927	—	411,022
Construction	167,272	938	6,382	—	174,592
Commercial & Industrial	615,817	2,511	6,314	1	624,643
Consumer	43,936	—	163	—	44,099
Leases	121,175	—	392	—	121,567
Total	$2,856,184	$4,080	$24,986	$1	$2,885,251

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of March 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade - Acquired Loans and Leases
As of March 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$286,212	$6,246	$17,220	$406	$310,084
Home equity loans and lines	24,176	—	540	—	24,716
Residential	78,171	—	570	—	78,741
Construction	2,189	—	—	—	2,189
Commercial & Industrial	52,245	229	2,023	—	54,497
Consumer	2,548	—	44	—	2,592
Leases	17,940	—	485	—	18,425
Total	$463,481	$6,475	$20,882	$406	$491,244

	Credit Risk Profile by Internally Assigned Grade - Acquired Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$313,095	$—	$15,421	$1,098	$329,614
Home equity loans and lines	25,121	—	724	—	25,845
Residential	82,694	—	639	—	83,333
Construction	4,081	—	2,405	—	6,486
Commercial & Industrial	68,627	226	2,088	—	70,941
Consumer	2,652	—	63	—	2,715
Leases	22,386	—	583	—	22,969
Total	$518,656	$226	$21,923	$1,098	$541,903

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	March 31, 2019	December 31, 2018
TDRs included in nonperforming loans and leases	$4,057	$1,217
TDRs in compliance with modified terms	5,149	9,745
Total TDRs	$9,206	$10,962

The following table presents information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	—	$—	$—
Residential mortgages	—	—	—
Leases	2	38	38
Total	2	$38	$38

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2019:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Leases	1	—	—	1	—
Total	1	—	—	1	—

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the three months ended March 31, 2019 and 2018 (purchased credit-impaired loans are not included in the tables):

As of and for the Three Months Ended March 31, 2019	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,178	$1,178	$149	$1,182	$10	$—
Residential mortgage	1,917	1,917	259	1,921	23	—
Commercial and industrial	334	339	160	335	—	—
Consumer	59	59	37	59	—	—
Total	$3,488	$3,493	$605	$3,497	$33	$—

Impaired loans without related allowance(1):
Commercial mortgage	$5,558	$7,191	$—	$6,982	$—	$—
Home equity lines and loans	7,113	7,167	—	7,180	2	—
Residential mortgage	4,191	4,294	—	4,239	21	—
Commercial and industrial	3,023	3,653	—	3,030	5	—
Consumer	47	62	—	47	—	—
Total	$19,932	$22,367	$—	$21,478	$28	$—
Grand total	$23,420	$25,860	$605	$24,975	$61	$—

(1) The table above does not include the recorded investment of $1.0 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

As of and for the Three Months Ended March 31, 2018	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$574	$574	$19	$575	$6	$—
Residential mortgage	1,796	1,796	224	1,801	21	—
Commercial and industrial	54	110	40	97	—	—
Consumer	27	27	4	27	—	—
Total	$2,451	$2,507	$287	$2,500	$27	$—

Impaired loans without related allowance(1):
Commercial mortgage	$1,394	$1,483	$—	$1,394	$23	$—
Home equity lines and loans	2,052	2,114	—	2,094	2	—
Residential mortgage	3,554	3,758	—	154	—	—
Commercial and industrial	2,700	3,498	—	2,872	5	—
Total	$9,700	$10,853	$—	$6,514	$30	$—
Grand total	$12,151	$13,360	$287	$9,014	$57	$—

(1) The table above does not include the recorded investment of $510 thousand of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

(dollars in thousands)	Recorded Investment (2)	Principal Balance	Related Allowance
As of December 31, 2018
Impaired loans with related allowance:
Home equity lines and loans	$1,280	$1,280	$162
Residential mortgage	1,966	1,966	272
Consumer	50	50	28
Total	$3,296	$3,296	$462
Impaired loans without related allowance(1):
Commercial mortgage	$7,007	$7,264	$—
Home equity lines and loans	3,718	3,724	—
Residential mortgage	4,641	4,728	—
Commercial and industrial	2,629	3,803	—
Consumer	83	86
Total	$18,078	$19,605	$—
Grand total	$21,374	$22,901	$462

(1) The table above does not include the recorded investment of $1.2 million of impaired leases without a related Allowance.

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

The following tables detail, for acquired loans, the outstanding principal, remaining Loan Mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of March 31, 2019
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$318,488	$(8,404)	$310,084
Home equity lines and loans	26,981	(2,265)	24,716
Residential mortgage	81,372	(2,631)	78,741
Construction	2,190	(1)	2,189
Commercial and industrial	56,400	(1,903)	54,497
Consumer	2,680	(88)	2,592
Leases	18,974	(549)	18,425
Total	$507,085	$(15,841)	$491,244

	As of December 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$339,241	$(9,627)	$329,614
Home equity lines and loans	28,212	(2,367)	25,845
Residential mortgage	86,111	(2,778)	83,333
Construction	6,780	(294)	6,486
Commercial and industrial	72,948	(2,007)	70,941
Consumer	2,828	(113)	2,715
Leases	23,695	(726)	22,969
Total	$559,815	$(17,912)	$541,903

Note 6 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance, beginning of period	$5,047	$5,861
Additions	—	16
Amortization	(120)	(221)
(Impairment) / Recovery	(17)	50
Balance, end of period	$4,910	$5,706

Fair value	$5,754	$6,791
Residential mortgage loans serviced for others	$564,884	$634,970

As of March 31, 2019, and December 31, 2018, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Fair value amount of MSRs	$5,754	$6,277
Weighted average life (in years)	6.3	6.7
Prepayment speeds (constant prepayment rate)(1)	10.2%	9.1%
Impact on fair value:
10% adverse change	$(161)	$(124)
20% adverse change	$(324)	$(257)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(207)	$(234)
20% adverse change	$(400)	$(451)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At March 31, 2019 and December 31, 2018 the fair value of the MSRs was $5.8 million and $6.3 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the three months ended March 31, 2019:

(dollars in thousands)	Balance December 31, 2018	Additions	Adjustments	Amortization	Balance March 31, 2019	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	$184,012	$—	$—	$—	$184,012
Core deposit intangible	$5,906	$—	$—	$(327)	$5,579	10 years
Customer relationships	13,607	18	—	(438)	13,187	10 to 20 years
Non-compete agreements	1,101	—	—	(48)	1,053	5 to 10 years
Trade name	2,149	—	—	(125)	2,024	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	541	—	(541)	—	—
Total Intangible Assets	$23,455	$18	$(541)	$(938)	$21,994
Total Goodwill and Intangible Assets	$207,467	$18	$(541)	$(938)	$206,006

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2018 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the five months ended March 31, 2019, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 – Deposits

The following table details the components of deposits:

	March 31, 2019	December 31, 2018
(dollars in thousands)
Interest-bearing demand	$664,683	$664,749
Money market	961,348	862,644
Savings	265,613	247,081
Retail time deposits	531,522	542,702
Wholesale non-maturity deposits	47,744	55,031
Wholesale time deposits	284,397	325,261
Total interest-bearing deposits	$2,755,307	$2,697,468
Noninterest-bearing deposits	882,310	901,619
Total deposits	$3,637,617	$3,599,087

Note 9 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Repurchase agreements(1) – commercial customers	$11,304	$22,717
Short-term FHLB advances	104,910	229,650
Overnight federal funds	8,000	—
Total short-term borrowings	$124,214	$252,367
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance at period-end	$124,214	$173,704
Maximum amount outstanding at any month end	$184,257	$173,704
Average balance outstanding during the period	$179,754	$172,532

Weighted-average interest rate:
As of the period-end	2.47%	1.76%
Paid during the period	2.43%	1.48%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of March 31, 2019 and December 31, 2018, the Corporation had $55.4 million and $55.4 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	March 31, 2019	December 31, 2018
Within one year	$33,105	$28,105
Over one year through five years	22,302	27,269
Total	$55,407	$55,374

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	March 31, 2019	December 31, 2018
Bullet maturity – fixed rate	5/20/2019	8/24/2021	1.76%	1.40%	2.13%	$55,407	$55,374

(1) Maturity range, weighted average rate and coupon rate range refers to March 31, 2019 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $10.5 million at March 31, 2019, and $14.5 million at December 31, 2018. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.56 billion as of March 31, 2019 of which the unused capacity was $1.40 billion. In addition, there were $71.0 million in the overnight federal funds line available and $145.5 million of Federal Reserve Discount Window capacity.

Note 10 – Subordinated Notes

On December 13, 2017, BMBC completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering. On August 6, 2015, BMBC completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of both offerings increased Tier II regulatory capital at BMBC.

The following tables detail the subordinated notes, including debt issuance costs, as of March 31, 2019, and December 31, 2018:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,916	4.25%	$68,885	4.25%
Subordinated notes – due 2025	29,655	4.75%	29,641	4.75%
Total subordinated notes	$98,571		$98,526

(1) The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2) The 2025 Notes bear interest at an annual fixed rate of 4.75% from the date of issuance until and including August 14, 2020, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.76% as of March 31, 2019. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 12 – Operating Leases

On January 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 2, Recent Accounting Pronouncements.

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of March 31, 2019, the Corporation’s leases have remaining lease terms ranging from nine months to 23 years, including extension options that the Corporation is reasonably certain will be exercised.

The Corporation’s leases include fixed rental payments, and certain of our leases also include variable rental payments where lease payments may increase at pre-determined dates based on the change in the consumer price index. The Corporation’s lease agreements include gross leases as well as leases in which we make separate payments to the lessor for items such as the property taxes assessed on the property or a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and non-lease components for all of our building leases. The Corporation also elected to not recognize ROU assets and lease liabilities for short-term leases, which consist of certain leases of the Corporation’s limited-hour retirement community offices.

As of March 31, 2019 the Corporation’s ROU assets and related lease liabilities were $44.0 million and $48.2 million, respectively.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(dollars in thousands)
Operating lease expense	$1,330
Short term lease expense	15
Variable lease expense	418
Sublease income	(9)
Total lease expense	$1,754

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,266
ROU assets obtained in exchange for lease liabilities	$44,899
Maturities of operating lease liabilities under FASB ASC 842 "Leases" as of March 31, 2019 are as follows:

March 31, 2019
(dollars in thousands)
2019	$3,904
2020	4,700
2021	4,478
2022	4,203
2023	4,051
2024 and thereafter	41,845
Total lease payments	$63,181
Less: imputed interest	14,957
Present value of operating lease liabilities	$48,224

As of March 31, 2019, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 14.65 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2019 is 3.55%.

As of March 31, 2019, the Corporation had not entered into any material leases that have not yet commenced.

Future minimum cash rent commitments from various operating leases under FASB ASC 840 "Leases" as of December 31, 2018 are as follows:

(dollars in thousands)	December 31, 2018
2019	$5,211
2020	4,700
2021	4,478
2022	4,203
2023	4,051
2024 and thereafter	41,845
Total	$64,488

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Corporation originates variable-rate loans with customers in addition to interest rate swap agreements, which serve to effectively swap the customers’ variable-rate loans into fixed-rate loans. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge its exposure on the variable and fixed components of the customer agreements. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2019, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2019, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of March 31, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of March 31, 2019:
Customer derivatives – interest rate swaps	$452,558	$23,405	$452,558	$23,404
FX forwards	3,754	7	—	—
RPAs sold	—	—	848	2
RPAs purchased	35,141	87	—	—
Total derivatives	$491,453	$23,499	$453,406	$23,406
As of December 31, 2018:
Customer derivatives – interest rate swaps	$369,623	$12,550	$369,623	$12,549
RPAs sold	—	—	854	2
RPAs purchased	35,305	71	—	—
Total derivatives	$404,928	$12,621	$370,477	$12,551

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at March 31, 2019 and December 31, 2018 was $24.5 million and $8.8 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $23.1 million and $11.5 million as of March 31, 2019 and December 31, 2018, respectively.

Note 14 – Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2019 or 2018.

Note 15 – Shareholders’ Equity

Dividend

On April 18, 2019, BMBC’s Board of Directors declared a regular quarterly dividend of $0.25 per share payable June 1, 2019 to shareholders of record as of May 1, 2019. During the first quarter of 2019, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.25 per share. This dividend totaled $5.1 million, based on outstanding shares and restricted stock units as of February 1, 2019 of 20,381,859 shares.

S-3 Shelf Registration Statement and Offerings Thereunder

In May 2018, BMBC filed a shelf registration statement on Form S-3, SEC File No. 333-224849 (the “Shelf Registration Statement”). The Shelf Registration Statement allows BMBC to raise additional capital from time to time through offers and sales of registered securities consisting of common stock, debt securities, warrants, purchase contracts, rights and units or units consisting of any combination of the foregoing securities. BMBC may sell these securities using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, from time to time, in one or more offerings.

In addition, BMBC has in place a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which allows it to issue up to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. A RFW is granted based on a variety of factors, including BMBC’s current and projected capital needs, prevailing market prices of BMBC’s common stock and general economic and market conditions.

For the three months ended March 31, 2019, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three months ended March 31, 2019. No other sales of equity securities were executed under the Shelf Registration Statement during the three months ended March 31, 2019.

Option Exercises and Vesting of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs")

In addition to shares that may be issued through the Plan, BMBC also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three months ended March 31, 2019, 29,600 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $540 thousand. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $1.1 million for the three months ended March 31, 2019.

Stock Repurchases

On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of BMBC’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended March 31, 2019, 12,702 shares were repurchased under the 2015 Program. As of March 31, 2019, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 27,314. In addition to the 2015 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

On April 18, 2019, BMBC announced a new stock repurchase program (the "2019 Program") under which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program will become effective upon the completion of BMBC’s existing 2015 Program.

Note 16 – Accumulated Other Comprehensive (Loss) Income

The following table details the components of accumulated other comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive income	4,219	16	4,235
Balance, March 31, 2019	$(2,010)	$(1,268)	$(3,278)

Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(5,296)	46	(5,250)
Balance, March 31, 2018	$(8,157)	$(1,507)	$(9,664)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three months ended March 31, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	Three Months Ended March 31,		Affected Income Statement Category
	2019	2018
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$(7)	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	—	(417)	Other operating income
Total	$—	$(424)
Income tax effect	—	89	Income tax expense
Net of income tax	$—	$(335)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$11	$25	Other operating expenses
Income tax effect	(2)	(5)	Income tax expense
Net of income tax	$9	$20	Net income

(1) Accumulated other comprehensive loss components are included in the computation of net periodic pension cost.

Note 17 – Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into common shares and RSUs and PSUs were vested. Proceeds assumed to have been received on option exercises are assumed to be used to purchase shares of BMBC’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

	Three Months Ended March 31,
(dollars in thousands except share and per share data)	2019	2018
Numerator:
Net income available to common shareholders	$10,677	$15,286
Denominator for basic earnings per share – weighted average shares outstanding	20,168,498	20,202,969
Effect of dilutive common shares	103,163	247,525
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,271,661	20,450,494
Basic earnings per share	$0.53	$0.76
Diluted earnings per share	$0.53	$0.75
Antidilutive shares excluded from computation of average dilutive earnings per share	63,765	870

Note 18 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three months ended March 31, 2019 and 2018.  Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$10,392	$10,392	$—	$10,308	$10,308
Insurance commissions	—	1,672	1,672	—	1,693	1,693
Capital markets revenue(1)	2,219	—	2,219	666	—	666
Service charges on deposit accounts	808	—	808	713	—	713
Loan servicing and other fees(1)	609	—	609	686	—	686
Net gain on sale of loans(1)	319	—	319	518	—	518
Net gain on sale of investment securities available for sale(1)	—	—	—	7	—	7
Net (loss) / gain on sale of other real estate owned	(24)	—	(24)	176	—	176
Dividends on FHLB and FRB stock(1)	411	—	411	431	—	431
Other operating income(2)	2,826	21	2,847	4,294	44	4,338
Total noninterest income	$7,168	$12,085	$19,253	$7,491	$12,045	$19,536

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $512 thousand and $521 thousand for the three months ended March 31, 2019 and 2018, respectively, which are within the scope of ASC 606.

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

Fees that are determined based on the market value of the assets held in their accounts are generally billed monthly or quarterly, in arrears, based on the market value of assets at the end of the previous billing period. Other related services that are based on a fixed fee schedule are recognized when the services are rendered. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, i.e. the trade date.

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

Note 19 – Stock-Based Compensation

A. General Information

BMBC permits the issuance of stock options, dividend equivalents, performance stock awards, stock appreciation rights and restricted stock units or awards to employees and directors of the Corporation under several plans. The performance awards and restricted awards may be in the form of stock awards or stock units. Stock awards and stock units differ in that for a stock award, shares of restricted stock are issued in the name of the grantee, whereas a stock unit constitutes a promise to issue shares of stock upon vesting. The accounting for awards and units is identical. The terms and conditions of awards under the plans are determined by the Corporation’s Management Development and Compensation Committee.

Prior to April 25, 2007, all shares authorized for grant as stock-based compensation were limited to grants of stock options. On April 25, 2007, the shareholders approved BMBC’s “2007 Long-Term Incentive Plan” (the “2007 LTIP”) under which a total of 428,996 shares of BMBC’s common stock were made available for award grants. On April 28, 2010, the shareholders approved BMBC’s “2010 Long Term Incentive Plan” under which a total of 445,002 shares of BMBC’s common stock were made available for award grants, and on April 30, 2015, the shareholders approved an amendment and restatement of such plan (as amended and restated, the “2010 LTIP”) to, among other things, increase the number of shares available for award grants by 500,000 to 945,002.

In addition to the shareholder-approved plans mentioned in the preceding paragraph, BMBC periodically authorizes grants of stock-based compensation as inducement awards to new employees. This type of award does not require shareholder approval in accordance with Rule 5635(c)(4) of the NASDAQ listing rules.

The equity awards are authorized to be in the form of, among others, options to purchase BMBC’s common stock, RSUs and PSUs.

RSUs have a restriction based on the passage of time. The grant date fair value of the RSUs is based on the closing price on the date of the grant.

PSUs have restrictions based on performance criteria and the passage of time. The performance criteria may be a market-based criteria measured by BMBC’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSUs based on BMBC’s TSR relative to the performance of a designated peer group or the NASDAQ Community Bank Index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity relative to that designated peer group. The grant date fair value of these PSUs is based on the closing price of BMBC’s stock on the date of the grant. PSU grants may have a vesting percent ranging from 0% to 150%.

B. Other Stock Option Information

The following table provides information about options outstanding for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2018	50,601	$18.28	$4.68
Forfeited	—	—	—
Expired	—	—	—
Exercised	(29,600)	$18.25	$4.48
Options outstanding, March 31, 2019	21,001	$18.32	$4.95

As of March 31, 2019 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Proceeds from exercise of stock options	$540	$992
Related tax benefit recognized	137	210
Net proceeds of options exercised	$677	$1,202

Intrinsic value of options exercised	$652	$999

The following table provides information about options outstanding and exercisable at March 31, 2019:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	21,001	21,001
Weighted average exercise price	$18.32	$18.32
Aggregate intrinsic value	$374	$374
Weighted average remaining contractual term in years	0.5	0.5

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

For the three months ended March 31, 2019, the Corporation recognized $476 thousand of expense related to the Corporation’s RSUs. As of March 31, 2019, there was $3.1 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.5 years.

During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offers certain benefits to eligible employees who meet the Incentive Program requirements and voluntarily exit from service with the Corporation, the Bank or one of their subsidiaries. As part of the Incentive Program, the Corporation elected to remove the service requirement as an RSU vesting condition for employees who held RSUs and chose to participate in the Incentive Program. As a result, 3,494 RSUs were modified which resulted in $112 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the RSUs for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	76,746	$39.71
Granted	36,690	$34.75
Vested	(2,300)	$31.68
Forfeited	(3,501)	$41.13
Ending balance	107,635	$38.14

PSUs

For the three months ended March 31, 2019, the Corporation recognized $661 thousand of expense related to the Corporation's PSUs. As of March 31, 2019, there was $3.5 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.2 years.

As part of the Incentive Program, the Corporation elected to remove the service requirement as a PSU vesting condition for employees who held PSUs and chose to participate in the Incentive Program. As a result, 8,208 PSUs were modified which resulted in $250 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the PSUs for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	121,656	$36.82
Granted	46,395	$33.00
Vested	—	$—
Forfeited	(8,254)	$39.28
Ending balance	159,797	$35.58

Note 20 – Fair Value Measurement

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

Interest Rate Swaps, FX Forwards, and Risk Participation Agreements

The Corporation’s interest rate swaps, FX forwards, and RPAs are reported at fair value utilizing Level 2 inputs. Prices of these instruments are obtained through an independent pricing source utilizing pricing information which may include market observed quotations for swaps, LIBOR rates, forward rates and rate volatility. When entering into a derivative contract, the Corporation is exposed to fair value changes due to interest rate movements, and the potential non-performance of our contract counterparty. The Corporation has developed a methodology to value the non-performance risk based on internal credit risk metrics and the unique characteristics of derivative instruments, which include notional exposure rather than principle at risk and interest payment netting. The results of this methodology are used to adjust the base fair value of the instrument for the potential counterparty credit risk.

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

As of March 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	186,746	—	186,746	—
Obligations of state & political subdivisions	8,638	—	8,638	—
Mortgage-backed securities	322,913	—	322,913	—
Collateralized mortgage obligations	40,486	—	40,486	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	$559,983	$100	$559,883	$—

Investment securities trading:
Mutual funds	$8,189	$8,189	$—	$—

Derivatives:
Interest rate swaps	$23,405	$—	$23,405	$—
RPAs purchased	87	—	87	—
FX forwards	7	—	7	—
Total derivatives	$23,499	$—	$23,499	$—

Total recurring fair value measurements	$591,671	$8,289	$583,382	$—

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,013	$200,013	$—	$—
Obligations of U.S. government & agencies	195,855	—	195,855	—
Obligations of state & political subdivisions	11,332	—	11,332	—
Mortgage-backed securities	289,890	—	289,890	—
Collateralized mortgage obligations	39,252	—	39,252	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	$737,442	$200,013	$537,429	$—

Investment securities trading:
Mutual funds	$7,502	$7,502	$—	$—

Derivatives:
Interest rate swaps	$12,550	$—	$12,550	$—
RPAs purchased	71	—	71	—
Total derivatives	$12,621	$—	$12,621	$—

Total recurring fair value measurements	$757,565	$207,515	$550,050	$—

There have been no transfers between levels during the three months ended March 31, 2019.

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

Other Real Estate Owned ("OREO")

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

As of March 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$5,754	$—	$—	$5,754
Impaired loans and leases	23,815	—	—	23,815
OREO	84	—	—	84
Total non-recurring fair value measurements	$29,653	$—	$—	$29,653

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$6,277	$—	$—	$6,277
Impaired loans and leases	22,112	—	—	22,112
OREO	417	—	—	417
Total non-recurring fair value measurements	$28,806	$—	$—	$28,806

During the three months ended March 31, 2019, an increase of $143 thousand was recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

Note 21 – Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, are based on the exit price notion. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of March 31, 2019		As of December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$43,105	$43,105	$48,456	$48,456
Investment securities - available for sale	See Note 19	559,983	559,983	737,442	737,442
Investment securities - trading	See Note 19	8,189	8,189	7,502	7,502
Investment securities – held to maturity	Level 2	10,457	10,324	8,684	8,438
Loans held for sale	Level 2	2,884	2,884	1,749	1,749
Net portfolio loans and leases	Level 3	3,502,898	3,473,442	3,407,728	3,414,921
MSRs	Level 3	4,910	5,754	5,047	6,277
Interest rate swaps	Level 2	23,405	23,405	12,550	12,550
FX forwards	Level 2	7	7	—	—
RPAs purchased	Level 2	87	87	71	71
Other assets	Level 3	40,175	40,175	43,641	43,641
Total financial assets		$4,196,100	$4,167,355	$4,272,870	$4,281,047
Financial liabilities:
Deposits	Level 2	$3,637,617	$3,634,820	$3,599,087	$3,594,123
Short-term borrowings	Level 2	124,214	124,214	252,367	252,367
Long-term FHLB advances	Level 2	55,407	55,120	55,374	54,803
Subordinated notes	Level 2	98,571	99,472	98,526	100,120
Junior subordinated debentures	Level 2	21,622	26,427	21,580	31,176
Interest rate swaps	Level 2	23,404	23,404	12,549	12,549
RPAs sold	Level 2	2	2	2	2
Other liabilities	Level 3	47,824	47,824	60,847	60,847
Total financial liabilities		$4,008,661	$4,011,283	$4,100,332	$4,105,987

(1) See Note 20 in the Notes to Unaudited Consolidated Financial Statements above for a description of hierarchy levels.

Note 22 – Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2019 and December 31, 2018 were $823.8 million and $867.2 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of March 31, 2019 and December 31, 2018 were $27.4 million and $21.2 million, respectively.

Contingencies

Legal Matters

In the ordinary course of its operations, BMBC and its subsidiaries are parties to various claims, litigation, investigations, and legal and administrative cases and proceedings.  Such pending or threatened claims, litigation, investigations, legal and administrative cases and proceedings typically entail matters that are considered ordinary routine litigation incidental to our business. Claims for significant monetary damages may be asserted in many of these types of legal actions. Based on the information currently available, management believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Corporation and its shareholders.

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

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania.  The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock.  Subsequent to the end of the first quarter of 2019, on May 1, 2019, the Court rendered a decision against Crusader.  Crusader is vigorously exploring its strategic options including post-trial motions and potential appeal of this matter.   We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2019.

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

Note 23 – Segment Information

FASB Codification 280 – “Segment Reporting” identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s chief operating decision maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Corporation has applied the aggregation criterion set forth in this codification to the results of its operations.

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leases) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale in available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, bank owned life insurance ("BOLI") income and revenue associated with its Visa Check Card offering. Also included in the Banking segment are two subsidiaries of the Bank, KCMI Capital, Inc. and Bryn Mawr Equipment Financing, Inc., both of which provide specialized lending solutions to our customers.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$37,645	$2	$37,647	$37,438	$1	$37,439
Provision for loan and lease losses	3,736	—	3,736	1,030	—	1,030
Net interest income after loan loss provision	33,909	2	33,911	36,408	1	36,409
Noninterest income:
Fees for wealth management services	—	10,392	10,392	—	10,308	10,308
Insurance commissions	—	1,672	1,672	—	1,693	1,693
Capital markets revenue	2,219	—	2,219	666	—	666
Service charges on deposit accounts	808	—	808	713	—	713
Loan servicing and other fees	609	—	609	686	—	686
Net gain on sale of loans	319	—	319	518	—	518
Net gain on sale of investment securities available for sale	—	—	—	7	—	7
Net gain on sale of OREO	(24)	—	(24)	176	—	176
Other operating income	3,237	21	3,258	4,725	44	4,769
Total noninterest income	7,168	12,085	19,253	7,491	12,045	19,536

Noninterest expenses:
Salaries & wages	15,775	5,126	20,901	11,156	4,826	15,982
Employee benefits	3,172	994	4,166	2,676	1,032	3,708
Occupancy and bank premises	2,732	520	3,252	2,576	474	3,050
Amortization of intangible assets	327	611	938	398	481	879
Professional fees	1,163	157	1,320	729	19	748
Other operating expenses	7,269	1,878	9,147	10,431	1,232	11,663
Total noninterest expenses	30,438	9,286	39,724	27,966	8,064	36,030
Segment profit	10,639	2,801	13,440	15,933	3,982	19,915
Intersegment (revenues) expenses(1)	(123)	123	—	(149)	149	—
Pre-tax segment profit after eliminations	$10,516	$2,924	$13,440	$15,784	$4,131	$19,915
% of segment pre-tax profit after eliminations	78.2%	21.8%	100.0%	79.3%	20.7%	100.0%
Segment assets (dollars in millions)	$4,577.7	$54.3	$4,632.0	$4,248.4	$52.0	$4,300.4

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	March 31, 2019	December 31, 2018
Assets under management, administration, supervision and brokerage	$14,736.5	$13,429.5

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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 12 of the 2018 Annual Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation ("BMBC", together with its direct and indirect subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, six wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. BMBC and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and the Pennsylvania Department of Banking and Securities. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the Consolidated Financial Statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for loan and lease losses (the "Allowance"), the valuation of goodwill and intangible assets, the fair value of investment securities, the fair value of derivative financial instruments, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation. The Corporation’s derivative financial instruments are not exchange-traded and therefore are valued utilizing models that use as their basis readily observable market parameters, specifically the London Interbank Offered Rate (“LIBOR”) swap curve, and are classified within Level 2 of the valuation hierarchy. In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to the audited Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

Recent Acquisitions and Expansions

On May 1, 2018, BMT Insurance Advisors, Inc. acquired Domenick & Associates, a full-service insurance agency established in 1993 and headquartered in Philadelphia. Domenick & Associates has a specialty niche with nonprofit and social service organizations which aligns well with our banking and wealth management solutions in these specialty service areas. This acquisition furthers our objective of pursuing strategic growth opportunities to enhance, broaden, and diversify our revenue streams.

On December 15, 2017 (the "Effective Date"), the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (collectively, the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.7 million, comprised of 3,101,316 shares of BMBC’s common stock, the assumption of 140,224 warrants to purchase BMBC common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. Including the effects of any measurement period adjustments in accordance with ASC 805-10, the RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2019, as compared to the same period in 2018, and the changes in its financial condition as of March 31, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•
Net income attributable to the Corporation for the three months ended March 31, 2019 was $10.7 million, a decrease of $4.6 million as compared to $15.3 million for the same period in 2018. Diluted earnings per share was $0.53 for the three months ended March 31, 2019 as compared to $0.75 for the same period in 2018.

•
Return on average equity (“ROE”) and return on average assets (“ROA”) for the three months ended March 31, 2019 were 7.57% and 0.95%, respectively, as compared to ROE and ROA of 11.78% and 1.46% respectively, for the same period in 2018.

•	Tax-equivalent net interest income increased $256 thousand, or 0.7%, to $37.8 million for the three months ended March 31, 2019, as compared to $37.5 million for the same period in 2018.

•
Provision for loan and lease losses (the “Provision”) of $3.7 million for the three months ended March 31, 2019 was an increase of $2.7 million from the $1.0 million Provision recorded for the same period in 2018.

•	Noninterest income of $19.3 million for the three months ended March 31, 2019 decreased $283 thousand as compared to $19.5 million for the same period in 2018.

•
Fees for wealth management services and capital markets revenue of $10.4 million and $2.2 million, respectively, for the three months ended March 31, 2019 increased $84 thousand and $1.6 million, respectively, as compared to the same period in 2018. Insurance commissions of $1.7 million for the three months ended March 31, 2019 decreased $21 thousand as compared to the same period in 2018.

•	Noninterest expense of $39.7 million for the three months ended March 31, 2019 increased $3.7 million, from $36.0 million for the same period in 2018.

Changes in Financial Condition

•	Total assets of $4.63 billion as of March 31, 2019 decreased $20.5 million from $4.65 billion as of December 31, 2018.

•	Total shareholders’ equity of $575.1 million as of March 31, 2019 increased $10.4 million from $564.7 million as of December 31, 2018.

•	Total portfolio loans and leases as of March 31, 2019 were $3.52 billion, an increase of $96.4 million from $3.43 billion as of December 31, 2018.

•
Total non-performing loans and leases of $19.3 million represented 0.55% of portfolio loans and leases as of March 31, 2019 as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018.

•	The $20.6 million Allowance, as of March 31, 2019, represented 0.59% of portfolio loans and leases, as compared to $19.4 million or 0.57% of portfolio loans and leases as of December 31, 2018.

•	Total deposits of $3.64 billion as of March 31, 2019 increased $38.5 million from $3.60 billion as of December 31, 2018.

•	Wealth assets under management, administration, supervision and brokerage as of March 31, 2019 were $14.74 billion, an increase of $1.31 billion from $13.43 billion December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2019 and 2018 are shown in the table below:

	Three Months Ended March 31,
	2019	2018
Return on average equity	7.57%	11.78%
Return on average assets	0.95%	1.46%
Tax-equivalent net interest margin	3.75%	3.94%
Basic earnings per share	$0.53	$0.76
Diluted earnings per share	$0.53	$0.75
Dividends paid or accrued per share	$0.25	$0.22
Dividends paid or accrued per share to net income per basic common share	47.2%	28.9%

The following table presents certain key period-end balances and ratios as of March 31, 2019 and December 31, 2018:

(dollars in millions, except per share amounts)	March 31, 2019	December 31, 2018
Book value per share	$28.52	$28.01
Allowance as a percentage of portfolio loans and leases	0.59%	0.57%
Tier I capital to risk weighted assets	10.72%	10.92%
Loan to deposit ratio	96.9%	95.2%
Wealth assets under management, administration, supervision and brokerage	$14,736.5	$13,429.5
Portfolio loans and leases	$3,523.5	$3,427.2
Total assets	$4,632.0	$4,652.5
Total shareholders’ equity	$575.1	$564.7

The following sections discuss, in greater detail, the Corporation’s results of operations for the three months ended March 31, 2019, as compared to the same period in 2018, and the changes in its financial condition as of March 31, 2019 as compared to December 31, 2018.

Recent Developments

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania.  The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock.  On May 1, 2019, the Court rendered a decision in favor of Snyder and ordered Crusader to pay Snyder the amount of $2,190,000 plus interest at the rate of 6% from December 1, 2006.  Crusader is vigorously exploring its strategic options including post-trial motions and potential appeal of this matter.  We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

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

•	Income Tax Expense, which includes state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and three months ended March 31, 2019 and 2018, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended March 31, 2019 Compared to the Same Period in 2018

For the three months ended March 31, 2019, tax-equivalent net interest income increased $256 thousand, or 0.7%, to $37.8 million, as compared to $37.5 million for the same period in 2018. Tax-equivalent interest income and fees on loans and leases increased $4.2 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in tax-equivalent interest and fees on loans and leases was primarily related to the $186.5 million increase in average loans to $3.48 billion for the three months ended March 31, 2019 from $3.29 billion for the three months ended March 31, 2018 coupled with a 22 basis point increase on the yield on loans and leases over the same period. Tax-equivalent interest income on available for sale investment securities increased by $699 thousand for the three months ended March 31, 2019 as compared to the same period in 2018. Average available for sale investment securities increased by $34.3 million for the first quarter of 2019 as compared to the first quarter of 2018 coupled with a 38 basis point increase in the yield on available for sale investment securities over the same period.

Partially offsetting the effect on net interest income associated with the increase in average loans and leases and available for sale investment securities was a $4.6 million increase in interest expense on deposits for the three months ended March 31, 2019 as compared to the same period in 2018. Average interest-bearing deposits increased by $238.7 million, coupled with a 65 basis point increase in rate paid for the first quarter of 2019 as compared to the first quarter of 2018. The increase in interest expense on deposits was primarily related to the competitive dynamics in the markets in which we operate and certain promotional interest rates offered during the first quarter of 2019.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended March 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$32,742	$132	1.64%	$38,044	$53	0.56%
Investment securities - available for sale:
Taxable	543,687	3,419	2.55%	498,718	2,675	2.18%
Tax-exempt(4)	9,795	55	2.28%	20,501	100	1.98%
Total investment securities – available for sale	553,482	3,474	2.63%	519,219	2,775	2.17%
Investment securities – held to maturity	8,804	11	0.51%	7,913	12	0.62%
Investment securities – trading	7,629	22	1.17%	8,339	21	1.02%
Loans and leases(1)(2)(3)(4)	3,477,739	44,958	5.24%	3,291,212	40,754	5.02%
Total interest-earning assets	4,080,396	48,597	4.83%	3,864,727	43,615	4.58%
Cash and due from banks	14,414			10,698
Allowance for loan and lease losses	(19,887)			(17,628)
Other assets	470,206			388,383
Total assets	$4,545,129			$4,246,180
Liabilities:
Savings, NOW, and market rate accounts	$1,798,103	$3,764	0.85%	$1,676,733	$1,479	0.36%
Wholesale deposits	342,696	2,012	2.38%	231,289	733	1.29%
Retail time deposits	533,395	2,321	1.76%	527,469	1,260	0.97%
Total interest-bearing deposits	2,674,194	8,097	1.23%	2,435,491	3,472	0.58%
Short-term borrowings	157,652	943	2.43%	172,534	630	1.48%
Long-term FHLB advances	55,385	278	2.04%	123,920	562	1.84%
Subordinated notes	98,542	1,145	4.71%	98,430	1,143	4.71%
Junior subordinated debt	21,595	358	6.72%	21,430	288	5.45%
Total interest-bearing liabilities	3,007,368	10,821	1.46%	2,851,805	6,095	0.87%
Noninterest-bearing deposits	871,726			835,476
Other liabilities	93,949			32,465
Total noninterest-bearing liabilities	965,675			867,941
Total liabilities	3,973,043			3,719,746
Shareholders’ equity	572,086			526,434
Total liabilities and shareholders’ equity	$4,545,129			$4,246,180
Net interest spread			3.37%			3.71%
Effect of noninterest-bearing sources			0.38%			0.23%
Net interest income/margin on earning assets(4)		$37,776	3.75%		$37,520	3.94%
Tax-equivalent adjustment(4)		$129	0.01%		$81	0.01%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $285 thousand and $278 thousand for the three months ended March 31, 2019 and 2018, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2019 as compared to the same period in 2018, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2019 Compared to 2018
(dollars in thousands)	Three Months Ended March 31,
increase/(decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(49)	$128	$79
Investment securities - taxable	243	501	744
Investment securities -nontaxable	(91)	46	(45)
Loans and leases	2,314	1,890	4,204
Total interest income	2,417	2,565	4,982
Interest expense:
Savings, NOW and market rate accounts	108	2,177	2,285
Wholesale deposits	355	924	1,279
Retail time deposits	14	1,047	1,061
Short-term borrowings	(344)	657	313
Long-term FHLB advances	(465)	181	(284)
Subordinated notes	2	—	2
Junior subordinated debt	2	68	70
Total interest expense	(328)	5,054	4,726
Interest differential	$2,745	$(2,489)	$256

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2019 and 2018.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.75% for the three months ended March 31, 2019 was a 19 basis point decrease from 3.94% for the same period in 2018.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
1st Quarter 2019	4.83%	1.46%	3.37%	0.38%	3.75%
4th Quarter 2018	4.74%	1.30%	3.44%	0.35%	3.79%
3rd Quarter 2018	4.54%	1.16%	3.38%	0.31%	3.69%
2nd Quarter 2018	4.57%	1.02%	3.55%	0.26%	3.81%
1st Quarter 2018	4.58%	0.87%	3.71%	0.23%	3.94%

Interest Rate Sensitivity

Management actively manages the Corporation’s interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income changes associated with interest rate movements and to achieve sustainable growth in net interest income. The Corporation’s Asset Liability Committee (“ALCO”), using policies approved by the Corporation’s Board of Directors, is responsible for the management of the Corporation’s interest rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities. This is accomplished through the management of the investment portfolio, the pricings of loans and deposit offerings and through wholesale funding. Wholesale funding is available from multiple sources including borrowings from the FHLB, the Federal Reserve Bank of Philadelphia’s discount window, federal funds from correspondent banks, certificates of deposit from institutional brokers, Certificate of Deposit Account Registry Service (“CDARS”), Insured Network Deposit (“IND”) Program, and Insured Cash Sweep (“ICS”).

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2019		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2018
	Amount	Percentage	Amount	Percentage
+300 basis points	$7,243	4.90%	$5,644	3.74%
+200 basis points	$4,840	3.28%	$3,734	2.47%
+100 basis points	$2,451	1.66%	$1,860	1.23%
-100 basis points	$(6,774)	(4.58)%	$(6,546)	(4.34)%

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2019 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of March 31, 2019 than it was as of December 31, 2018. The increase in sensitivity is related to an increase in variable rate loans that increase with the index. The change in the 100 basis point decrease in rate is related to variable rate loans that do not have a floor and floor rates on deposits.

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

Non-maturity deposits (demand deposits in particular) are recognized by the industry to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the industry practice has suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. These assumptions are also reflected in the above interest rate simulation. The following table presents the Corporation’s gap analysis as of March 31, 2019:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$29.5	$—	$—	$—	$—	$29.5
Investment securities(1)	28.5	62.2	340.6	147.3	—	578.6
Loans and leases(2)	1,441.2	381.4	1,345.4	358.3	—	3,526.3
Allowance	—	—	—	—	(20.6)	(20.6)
Cash and due from banks	—	—	—	—	13.6	13.6
Operating lease right-of-use assets	0.8	2.3	10.7	30.2	—	44.0
Other assets	—	—	—	—	460.5	460.5
Total assets	1,500.0	445.9	1,696.7	535.8	453.5	4,631.9
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	24.8	74.5	258.6	524.4	—	882.3
Savings, NOW and market rate	85.0	255.0	758.3	793.4	—	1,891.7
Time deposits	90.6	303.0	136.1	1.8	—	531.5
Wholesale non-maturity deposits	47.7	—	—	—	—	47.7
Wholesale time deposits	226.9	57.5	—	—	—	284.4
Short-term borrowings	124.2	—	—	—	—	124.2
Long-term FHLB advances	7.5	25.7	22.2	—	—	55.4
Subordinated notes	—	—	98.6	—	—	98.6
Junior subordinated debentures	21.6	—	—	—	—	21.6
Operating lease liabilities	0.9	2.6	11.7	33.0	—	48.2
Other liabilities	—	—	—	—	71.2	71.2
Shareholders’ equity	20.5	61.6	328.6	164.4	—	575.1
Total liabilities and shareholders’ equity	649.7	779.9	1,614.1	1,517.0	71.2	4,631.9
Interest-earning assets	1,499.2	443.6	1,686.0	505.6	—	4,134.4
Interest-bearing liabilities	603.5	641.2	1,015.2	795.2	—	3,055.1
Difference between interest-earning assets and interest-bearing liabilities	895.7	(197.6)	670.8	(289.6)	—	1,079.3
Cumulative difference between interest earning assets and interest-bearing liabilities	$895.7	$698.1	$1,368.9	$1,079.3	$—	$1,079.3
Cumulative earning assets as a % of cumulative interest-bearing liabilities	248%	156%	161%	135%

(1) Investment securities include available for sale, held to maturity and trading.
(2) Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2018.

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended March 31, 2019, the Corporation recorded a Provision of $3.7 million which was a $2.7 million increase as compared to the same period in 2018. During the first quarter of 2019, portfolio loans and leases increased by $96.4 million. Net charge-offs for the first quarter of 2019 were $2.5 million as compared to $893 thousand for the same period in 2018. The increase in net charge-offs was largely related to the partial charge-off of a commercial mortgage loan to a borrower experiencing financial difficulty whose loan was modified to a TDR during the fourth quarter of 2018. A subsequent impairment analysis, based on updated appraisals, indicated that a charge-off of $1.5 million was necessary.

Asset Quality and Analysis of Credit Risk

As of March 31, 2019, total nonperforming loans and leases increased by $6.5 million to $19.3 million, representing 0.55% of portfolio loans and leases, as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018. The increase in nonperforming loans and leases was related to the addition of $9.1 million of new nonperforming loans and leases during the three months ended March 31, 2019, partially offset by pay-offs and pay-downs of $1.4 million, charge-offs of $821 thousand, and upgrades to performing status of $392 thousand of loans and leases classified as nonperforming as of December 31, 2018. The majority of the $9.1 million of new nonperforming loans and leases was related to the addition of a $3.0 million commercial mortgage loan which had been modified to a TDR during the fourth quarter, as discussed in the Provision for Loan and Lease Losses section above, and a $4.0 million home equity line of credit. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary. There were no additions to OREO as the result of foreclosures during the three months ended March 31, 2019.

As of March 31, 2019, the Allowance of $20.6 million represented 0.59% of portfolio loans and leases, an increase of 2 basis points from December 31, 2018. The Allowance on originated (non-acquired) portfolio loans, as a percentage of originated (non-acquired) portfolio loans, was 0.68% as of March 31, 2019 as compared to 0.67% as of December 31, 2018. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of March 31, 2019, the Corporation had $9.2 million of TDRs, of which $5.1 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $11.0 million of TDRs, of which $9.7 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. The decrease in TDRs during the three months ended March 31, 2019 was primarily the result of $1.7 million of charge-offs, to net realizable value, of loans previously designated as TDRs.

As of March 31, 2019, the Corporation had a recorded investment of $24.4 million of impaired loans and leases which included $9.2 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2018 totaled $22.6 million which included $11.0 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Nonperforming Assets:
Nonperforming loans and leases	$19,283	$12,820
Other real estate owned	84	417
Total nonperforming assets	$19,367	$13,237

Troubled Debt Restructurings:
TDRs included in non-performing loans	$4,057	$1,217
TDRs in compliance with modified terms	5,149	9,745
Total TDRs	$9,206	$10,962

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	106.9%	151.5%
Nonperforming loans and leases to total portfolio loans and leases	0.55%	0.37%
Allowance for loan and lease losses to total portfolio loans and leases	0.59%	0.57%
Nonperforming assets to total loans and leases and OREO	0.55%	0.39%
Nonperforming assets to total assets	0.42%	0.28%
Total portfolio loans and leases	$3,523,514	$3,427,154
Allowance for loan and lease losses	$20,616	$19,426

NONINTEREST INCOME

Three Months Ended March 31, 2019 Compared to the Same Period in 2018

Noninterest income of $19.3 million for the three months ended March 31, 2019 decreased $283 thousand as compared to $19.5 million for the same period in 2018. The decrease was primarily due to a $2.2 million decrease in recoveries of purchase accounting fair value marks resulting from pay-offs of previously acquired credit-impaired loans for the three months ended March 31, 2019 as compared to the same period in 2018. Partially offsetting the decrease in noninterest income was an increase of $1.6 million in capital markets revenue which was primarily due to increased volume of capital market transactions, and an increase of $397 thousand in gain on trading investments.

The following table provides details of other operating income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Visa debit card income	$419	$387
BOLI income	294	278
Commissions and fees	355	255
Safe deposit box rentals	84	91
Other investment income	36	22
Rental income	9	43
Gain on trading investments	732	335
Recovery of purchase accounting fair value loan mark	12	2,294
Miscellaneous other income	906	633
Other operating income	$2,847	$4,338

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2019	2018
Mortgage originations	$34,441	$26,055
Mortgage loans sold:
Servicing retained	$—	$1,850
Servicing released	9,218	15,956
Total mortgage loans sold	$9,218	$17,806
Percentage of originated mortgage loans sold	26.8%	68.3%
Servicing retained %	—%	10.4%
Servicing released %	100.0%	89.6%
Residential mortgage loans serviced for others	$564,884	$634,970
Mortgage servicing rights	$4,910	$5,706
Gain on sale of mortgage loans	$261	$345
Loan servicing and other fees	$609	$686
Amortization of MSRs	$120	$221
(Impairment) / Recovery of MSRs	$(17)	$50

Wealth Assets Under Management, Administration, Supervision and Brokerage (“Wealth Assets”)

Wealth Asset accounts are categorized into two groups. The first account group consists predominantly of clients whose fees are determined based on the market value of the assets held in their accounts (“Market Value” basis). The second account group consists predominantly of clients whose fees are set at fixed amounts (“Fixed Fee” basis), and, as such, are not affected by market value changes.

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Market value	$6,232,651	$5,764,189	$6,032,831	$5,779,774	$5,693,146
Fixed fee	8,503,861	7,665,355	7,880,433	7,624,949	7,453,780
Total	$14,736,512	$13,429,544	$13,913,264	$13,404,723	$13,146,926

	Percentage of Wealth Assets as of:
Fee Basis	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Market value	42.3%	42.9%	43.4%	43.1%	43.3%
Fixed fee	57.7%	57.1%	56.6%	56.9%	56.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Market value	$7,618	$7,801	$7,841	$7,620	$7,880
Fixed fee	2,774	3,217	2,501	3,038	2,428
Total	$10,392	$11,018	$10,342	$10,658	$10,308

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Market value	73.3%	70.8%	75.8%	71.5%	76.4%
Fixed fee	26.7%	29.2%	24.2%	28.5%	23.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended March 31, 2019 Compared to the Same Period in 2018

Noninterest expense for the three months ended March 31, 2019 increased $3.7 million, to $39.7 million, as compared to the same period in 2018. Contributing to the $3.7 million increase were increases of $4.9 million, $1.2 million, $572 thousand, $491 thousand, and $458 thousand in salaries and wages, other operating expenses, professional fees, furniture, fixtures and equipment expenses, and employee benefits, respectively.

During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offers certain benefits to eligible employees who meet the Incentive Program requirements and voluntarily exit from service with the Corporation, the Bank or one of their subsidiaries. The increases in salaries and wages and employee benefits were largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019. Partially offsetting these increases in noninterest expense was a decrease of $4.3 million in due diligence, merger-related and merger integration expenses for the three months ended March 31, 2019 as compared to the same period in 2018.

The following table provides details of other operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Contributions	$344	$188
Deferred compensation expense	543	81
Director fees	145	161
Dues and subscriptions	295	257
FDIC insurance	401	200
Impairment of OREO and other repossessed assets	—	—
Insurance	214	227
Loan processing	252	24
Miscellaneous other expenses	869	809
MSR amortization and impairment	137	171
Other taxes	90	13
Outsourced services	65	66
Wealth custodian fees	118	123
Postage	202	163
Stationary and supplies	136	152
Telephone and data lines	424	405
Temporary help and recruiting	206	99
Travel and entertainment	173	178
Other operating expenses	$4,614	$3,317

INCOME TAXES

Income before income taxes decreased $6.5 million for the three months ended March 31, 2019 as compared for the same period in 2018, which resulted in a reduction of income tax expense of $1.9 million for the three months ended March 31, 2019 as compared for the same period in 2018. The effective tax rate for the three months ended March 31, 2019 decreased to 20.6% from 23.2% for the same period in 2018. The decrease in the effective tax rate was primarily due to the re-measurement of certain deferred tax assets from the RBPI merger in the three months ended March 31, 2018 which resulted in $590 thousand of income tax expense.

Income tax expense for the three months ended March 31, 2019 included a net discrete tax benefit of $114 thousand as compared to a net discrete tax expense of $229 thousand for the same period in 2018. These discrete items were the result of excess tax benefits from stock-based compensation as well as the income tax expense discussed above related to the deferred tax asset re-measurement.

BALANCE SHEET ANALYSIS

Total assets of $4.63 billion as of March 31, 2019 decreased $20.5 million from $4.65 billion as of December 31, 2018. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2019 to December 31, 2018:

	March 31, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,746,695	49.6%	$1,657,436	48.4%	$89,259	5.4%
Home equity lines & loans	204,791	5.8%	207,351	6.1%	(2,560)	(1.2)%
Residential mortgage	502,379	14.3%	494,355	14.4%	8,024	1.6%
Construction	159,761	4.5%	181,078	5.3%	(21,317)	(11.8)%
Commercial and industrial	705,701	20.0%	695,584	20.3%	10,117	1.5%
Consumer	47,821	1.4%	46,814	1.4%	1,007	2.2%
Leases	156,366	4.4%	144,536	4.2%	11,830	8.2%
Total portfolio loans and leases	3,523,514	100.0%	3,427,154	100.0%	96,360	2.8%
Loans held for sale	2,884		1,749		1,135	64.9%
Total loans and leases	$3,526,398		$3,428,903		$97,495	2.8%

Investment Securities

Investment securities available for sale as of March 31, 2019 totaled $560.0 million, as compared to $737.4 million as of December 31, 2018. The decrease was primarily related to the maturing, in January 2019, of $200.0 million of short-term U.S. Treasury securities.

Deposits

Deposits as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$664,683	18.3%	$664,749	18.5%	$(66)	—%
Money market	961,348	26.4%	862,644	24.0%	98,704	11.4%
Savings	265,613	7.3%	247,081	6.9%	18,532	7.5%
Retail time deposits	531,522	14.6%	542,702	15.1%	(11,180)	(2.1)%
Wholesale non-maturity deposits	47,744	1.3%	55,031	1.5%	(7,287)	(13.2)%
Wholesale time deposits	284,397	7.8%	325,261	9.0%	(40,864)	(12.6)%
Interest-bearing deposits	2,755,307	75.7%	2,697,468	74.9%	57,839	2.1%
Noninterest-bearing deposits	882,310	24.3%	901,619	25.1%	(19,309)	(2.1)%
Total deposits	$3,637,617	100.0%	$3,599,087	100.0%	$38,530	1.1%

Borrowings

Borrowings as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$124,214	41.4%	$252,367	59.0%	$(128,153)	(50.8)%
Long-term FHLB advances	55,407	18.5%	55,374	12.9%	33	0.1%
Subordinated notes	98,571	32.9%	98,526	23.0%	45	—%
Junior subordinated debentures	21,622	7.2%	21,580	5.0%	42	0.2%
Total borrowed funds	$299,814	100.0%	$427,847	100.0%	$(128,033)	(29.9)%

Capital

Consolidated shareholders' equity of the Corporation was $575.1 million, or 12.4% of total assets, as of March 31, 2019, as compared to $564.7 million, or 12.1% of total assets, as of December 31, 2018. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of March 31, 2019 and December 31, 2018:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2019

Total capital to risk weighted assets:
BMBC	$509,527	14.00%	$364,042	10.00%
Bank	$431,976	11.87%	$363,783	10.00%
Tier I capital to risk weighted assets:
BMBC	$390,189	10.72%	$291,234	8.00%
Bank	$411,209	11.30%	$291,026	8.00%
Common equity Tier I risk weighted assets:
BMBC	$369,253	10.14%	$236,627	6.50%
Bank	$411,209	11.30%	$236,459	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$390,189	8.99%	$217,116	5.00%
Bank	$411,209	9.48%	$216,909	5.00%

December 31, 2018

Total capital to risk weighted assets:
BMBC	$500,375	14.30%	$349,918	10.00%
Bank	$419,136	11.99%	$349,692	10.00%
Tier I capital to risk weighted assets:
BMBC	$382,151	10.92%	$279,934	8.00%
Bank	$399,438	11.42%	$279,754	8.00%
Common equity Tier I risk weighted assets:
BMBC	$361,256	10.32%	$227,446	6.50%
Bank	$399,438	11.42%	$227,300	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$382,151	9.06%	$210,830	5.00%
Bank	$399,438	9.48%	$216,615	5.00%

The capital ratios for the Bank and BMBC, as of March 31, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” All regulatory capital ratios decreased from their December 31, 2018 levels primarily due to the adoption of ASU 2016-02 (Topic 842), “Leases”, which resulted in $44.0 million of operating lease right-of-use assets being risk weighted at 100% as of March 31, 2019.

Liquidity

BMBC’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and the Federal Reserve Bank, maintaining a highly liquid investment portfolio, and purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2019	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2018	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
Federal Home Loan Bank of Pittsburgh	$1,397.5	89.7%	$1,245.4	74.4%	$152.1	12.2%
Federal Reserve Bank of Philadelphia	145.5	100.0%	140.4	100.0%	5.1	3.6%
Fed Funds Lines (seven banks)	71.0	89.9%	79.0	100.0%	(8.0)	(10.1)%
Total	$1,614.0	90.5%	$1,464.8	77.6%	$149.2	10.2%

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with IND to provide up to $55 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $47.7 million in balances as of March 31, 2019 under this program.

Management continually evaluates its borrowing capacity and sources of liquidity. Management currently believes that it has sufficient capacity to fund expected short- and long-term earning asset growth with wholesale sources, along with deposit growth from its internal branch and wealth products.

Discussion of Segments

The Corporation has two principal segments as defined by FASB ASC 280, “Segment Reporting.” The segments are Banking and Wealth Management (see Note 23 in the accompanying Notes to Unaudited Consolidated Financial Statements).

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $2.9 million for the three months ended March 31, 2019, as compared to PTSP of $4.1 million for the same period in 2018. The Wealth Management segment provided 21.8% of the Corporation’s pre-tax profit for the three months ended March 31, 2019, as compared to 20.7% for the same period in 2018. For the three months ended March 31, 2019, both fees for wealth management services and insurance commissions were relatively unchanged as compared to the same period in 2018.

The Banking segment recorded a PTSP of $10.5 million for the three months ended March 31, 2019, as compared to PTSP of $15.8 million for the same period in 2018. The Banking segment provided 78.2% of the Corporation’s pre-tax profit for the three months ended March 31, 2019, as compared to 79.3% for the same period in 2018.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2019 were $823.8 million, as compared to $867.2 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2019 amounted to $27.4 million, as compared to $21.2 million at December 31, 2018.

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

Contractual Cash Obligations of the Corporation as of March 31, 2019:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$2,821,698	$2,821,698	$—	$—	$—
Wholesale and retail time deposit	815,919	677,867	126,756	10,474	822
Short-term borrowings	124,214	124,214	—	—	—
Long-term FHLB Advances	55,407	33,105	22,302	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	63,181	5,074	9,095	8,180	40,832
Purchase obligations	11,104	7,236	3,868	—	—
Total	$4,017,323	$3,669,194	$162,021	$18,654	$167,454

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2018 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Interest Rate Sensitivity,” “– Summary of Interest Rate Simulation,” “Customer Derivatives” and “– Gap Analysis” in this quarterly report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in the Corporation’s internal controls over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal Matters” discussion in Note 22 “Contingencies” in the Notes to Unaudited Consolidated Financial Statements in Part I Item I of this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A. Risk Factors
None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase(3)

The following table presents the shares repurchased by the Corporation during the first quarter of 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2019 – January 31, 2019	—	$—	—	40,016
February 1, 2019 – February 28, 2019	3,605	$37.95	3,222	36,794
March 1, 2019 – March 31, 2019	9,962	$39.35	9,480	27,314
Total	13,567	$38.98	12,702

(1)
Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 383 shares on February 7, 2019; and 482 shares on March 1, 2019.

(2)
On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) under which the Corporation may repurchase up to 1,200,000 shares of BMBC's common stock, at an aggregate purchase price not to exceed $40 million. There is no expiration date on the 2015 Program and the Corporation has no plans for an early termination of the 2015 Program. All share repurchases under the 2015 Program were accomplished in open market transactions. As of March 31, 2019, the maximum number of shares remaining authorized for repurchase under the 2015 Program was 27,314.

(3)
On April 18, 2019, BMBC announced a new stock repurchase program (the "2019 Program") under which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program will become effective upon the completion of BMBC's existing 2015 Program.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1	2019 Standard Form of Restricted Stock Unit Agreement for Executives (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith
10.2	2019 Standard Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, filed herewith
10.3	2019 Voluntary Years of Service Incentive Program - Executive Tier - Plan Document, filed herewith
10.4	2019 Voluntary Years of Service Incentive Program - Executive Tier - Form of Separation Agreement, filed herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRYN MAWR BANK CORPORATION

Date: May 8, 2019	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)