Form 10-Q
period 2019-06-30
BRYN MAWR BANK CORP
filed 2019-08-07
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________
 Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934 ☒

For Quarter ended June 30, 2019

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 1, 2019
Common Stock, par value $1	20,134,604

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$13,742	$14,099
Interest bearing deposits with banks	49,643	34,357
Cash and cash equivalents	63,385	48,456
Investment securities available for sale, at fair value (amortized cost of $584,382 and $745,328 as of June 30, 2019 and December 31, 2018, respectively)	588,119	737,442
Investment securities held to maturity, at amortized cost (fair value of $10,205 and $8,438 as of June 30, 2019 and December 31, 2018, respectively)	10,209	8,684
Investment securities, trading	8,516	7,502
Loans held for sale	6,333	1,749
Portfolio loans and leases, originated	3,088,849	2,885,251
Portfolio loans and leases, acquired	445,816	541,903
Total portfolio loans and leases	3,534,665	3,427,154
Less: Allowance for originated loan and lease losses	(21,076)	(19,329)
Less: Allowance for acquired loan and lease losses	(106)	(97)
Total allowance for loans and lease losses	(21,182)	(19,426)
Net portfolio loans and leases	3,513,483	3,407,728
Premises and equipment, net	68,092	65,648
Operating lease right-of-use assets	43,116	—
Accrued interest receivable	13,312	12,585
Mortgage servicing rights	4,744	5,047
Bank owned life insurance	58,437	57,844
Federal Home Loan Bank stock	14,677	14,530
Goodwill	184,012	184,012
Intangible assets	21,038	23,455
Other investments	16,517	16,526
Other assets	122,575	61,277
Total assets	$4,736,565	$4,652,485
Liabilities
Deposits:
Noninterest-bearing	$940,911	$901,619
Interest-bearing	2,691,502	2,697,468
Total deposits	3,632,413	3,599,087

Short-term borrowings	207,828	252,367
Long-term FHLB advances	47,941	55,374
Subordinated notes	98,616	98,526
Junior subordinated debentures	21,665	21,580
Operating lease liabilities	47,393	—
Accrued interest payable	8,244	6,652
Other liabilities	82,310	54,195
Total liabilities	4,146,410	4,087,781
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,582,557 and 24,545,348 shares as of June 30, 2019 and December 31, 2018, respectively and outstanding of 20,131,854 and 20,163,816 as of June 30, 2019 and December 31, 2018, respectively	24,583	24,545
Paid-in capital in excess of par value	376,652	374,010
Less: Common stock in treasury at cost - 4,450,703 and 4,381,532 shares as of June 30, 2019 and December 31, 2018, respectively	(78,583)	(75,883)
Accumulated other comprehensive income (loss), net of tax	1,700	(7,513)
Retained earnings	266,496	250,230
Total Bryn Mawr Bank Corporation shareholders' equity	590,848	565,389
Noncontrolling interest	(693)	(685)
Total shareholders' equity	590,155	564,704
Total liabilities and shareholders' equity	$4,736,565	$4,652,485

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans and leases	$44,783	$41,689	$89,620	$82,378
Interest on cash and cash equivalents	73	64	205	117
Interest on investment securities:
Taxable	3,494	2,922	6,944	5,628
Non-taxable	37	78	84	162
Dividends	1	1	3	3
Total interest income	48,388	44,754	96,856	88,288
Interest expense:
Interest on deposits	9,655	4,499	17,752	7,971
Interest on short-term borrowings	357	985	1,300	1,615
Interest on FHLB advances and other borrowings	269	490	547	1,052
Interest on subordinated notes	1,144	1,143	2,289	2,286
Interest on junior subordinated debentures	352	321	710	609
Total interest expense	11,777	7,438	22,598	13,533
Net interest income	36,611	37,316	74,258	74,755
Provision for loan and lease losses	1,627	3,137	5,363	4,167
Net interest income after provision for loan and lease losses	34,984	34,179	68,895	70,588
Noninterest income:
Fees for wealth management services	11,510	10,658	21,902	20,966
Insurance commissions	1,697	1,902	3,369	3,595
Capital markets revenue	1,489	2,105	3,708	2,771
Service charges on deposits	852	752	1,660	1,465
Loan servicing and other fees	553	475	1,162	1,161
Net gain on sale of loans	752	528	1,071	1,046
Net gain on sale of investment securities available for sale	—	—	—	7
Net gain (loss) on sale of other real estate owned ("OREO")	—	111	(24)	287
Dividends on FHLB and FRB stock	316	510	727	941
Other operating income	3,052	3,034	5,899	7,372
Total noninterest income	20,221	20,075	39,474	39,611
Noninterest expenses:
Salaries and wages	17,038	16,240	37,939	32,222
Employee benefits	3,317	2,877	7,483	6,585
Occupancy and bank premises	3,125	2,697	6,377	5,747
Furniture, fixtures, and equipment	2,568	2,069	4,957	3,967
Advertising	504	369	919	830
Amortization of intangible assets	956	889	1,894	1,768
Due diligence, merger-related and merger integration expenses	—	3,053	—	7,372
Professional fees	1,316	932	2,636	1,680
Pennsylvania bank shares tax	513	473	922	946
Data processing	1,303	1,252	2,623	2,447
Other operating expenses	4,548	4,985	9,162	8,302
Total noninterest expenses	35,188	35,836	74,912	71,866
Income before income taxes	20,017	18,418	33,457	38,333
Income tax expense	4,239	3,723	7,003	8,353
Net income	$15,778	$14,695	$26,454	$29,980
Net (loss) income attributable to noncontrolling interest	(7)	7	(8)	6
Net income attributable to Bryn Mawr Bank Corporation	$15,785	$14,688	$26,462	$29,974
Basic earnings per common share	$0.78	$0.73	$1.31	$1.48
Diluted earnings per common share	$0.78	$0.72	$1.31	$1.47
Dividends paid or accrued per common share	$0.26	$0.22	$0.51	$0.44
Weighted-average basic shares outstanding	20,144,651	20,238,852	20,156,509	20,221,010
Dilutive shares	99,758	174,726	99,960	206,782
Adjusted weighted-average diluted shares	20,244,409	20,413,578	20,256,469	20,427,792

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income attributable to Bryn Mawr Bank Corporation	$15,785	$14,688	$26,462	$29,974

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,319, $(402), $2,441, and $(1,721), respectively	4,962	(1,512)	9,181	(6,473)
Reclassification adjustment for net (gain) on sale realized in net income, net of tax expense of $0, $0, $0, and $1 respectively	—	—	—	(6)
Reclassification adjustment for net (gain) realized on transfer of investment securities available for sale to trading, net of tax expense of $0, $0, $0, and $88 respectively	—	—	—	(329)
Unrealized investment gains (losses), net of tax expense (benefit) of $1,319, $(402), $2,441, and $(1,810), respectively	4,962	(1,512)	9,181	(6,808)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense (benefit) of $4, $(4), $8, and $9, respectively	16	(15)	32	31

Total other comprehensive income (loss)	4,978	(1,527)	9,213	(6,777)

Total comprehensive income	$20,763	$13,161	$35,675	$23,197

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$26,462	$29,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,363	4,167
Depreciation of fixed assets	3,896	3,033
Amortization of operating lease right-of-use assets	1,828	—
Net amortization of investment premiums and discounts	1,316	1,509
Net gain on sale of investment securities available for sale	—	(7)
Net gain on sale of loans	(1,071)	(1,046)
Stock based compensation	1,987	1,235
Amortization and net impairment of mortgage servicing rights	303	366
Net accretion of fair value adjustments	(2,285)	(5,316)
Amortization of intangible assets	1,894	1,768
Net loss (gain) on sale of OREO	24	(287)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(593)	(576)
Other, net	(832)	(170)
Loans originated for resale	(35,781)	(44,108)
Proceeds from loans sold	35,187	44,663
Provision for deferred income taxes	51	640
Change in income taxes payable/receivable, net	6,906	6,277
Change in accrued interest receivable	(727)	1,131
Change in accrued interest payable	1,592	1,703
Change in operating lease liabilities	(1,726)	—
Change in other assets	(68,444)	(4,627)
Change in other liabilities	30,744	(2,334)
Net cash provided by operating activities	6,094	37,995

Investing activities:
Purchases of investment securities available for sale	(121,976)	(94,824)
Purchases of investment securities held to maturity	(1,827)	—
Proceeds from maturity and paydowns of investment securities available for sale	238,349	239,318
Proceeds from maturity and paydowns of investment securities held to maturity	273	77
Proceeds from sale of investment securities available for sale	—	7
Net change in FHLB stock	(147)	3,405
Proceeds from calls of investment securities	43,285	310
Net change in other investments	9	(4,304)
Purchase of customer relationships	(18)	—
Net portfolio loan and lease originations	(112,046)	(104,700)
Purchases of premises and equipment	(6,339)	(2,843)
Acquisitions, net of cash acquired	—	(380)
Capitalize costs to OREO	—	(15)
Proceeds from sale of OREO	309	420
Net cash provided by investing activities	39,872	36,471

Financing activities:
Change in deposits	33,719	(14,164)
Change in short-term borrowings	(44,539)	(10,806)
Dividends paid	(10,086)	(8,994)
Change in long-term FHLB advances and other borrowings	(7,500)	(51,372)
Payment of contingent consideration for business combinations	(523)	(631)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(45)	(732)
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(82)	99
Repurchase of warrants from U.S. Treasury	—	(1,755)
Net purchase of treasury stock through publicly announced plans	(2,603)	—
Proceeds from exercise of stock options	622	1,107
Net cash used in financing activities	(31,037)	(87,248)

Change in cash and cash equivalents	14,929	(12,782)
Cash and cash equivalents at beginning of period	48,456	60,024
Cash and cash equivalents at end of period	$63,385	$47,242

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$4,580	$1,606
Interest	$21,006	$11,830

Non-cash information:
Change in other comprehensive income (loss)	$9,213	$(6,777)
Change in deferred tax due to change in comprehensive income	$2,449	$(1,801)
Transfer of loans to OREO and repossessed assets	$72	$345
Acquisition of noncash assets and liabilities:
Assets acquired	$—	$1,096
Liabilities assumed	$—	$687

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Six Months Ended June 30, 2019
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	26,462	—	26,462
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Dividends paid or accrued, $0.51 per share	—	—	—	—	—	(10,196)	—	(10,196)
Other comprehensive income, net of tax expense of $2,449	—	—	—	—	9,213	—	—	9,213
Stock based compensation	—	—	1,987	—	—	—	—	1,987
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(45)	—	—	—	(45)
Net treasury stock activity for deferred compensation trusts	—	—	—	(82)	—	—	—	(82)
Purchase of treasury stock through publicly announced plans	—	—	—	(2,603)	—	—	—	(2,603)
Common stock issued:
Common stock issued through share-based awards and options exercises	39,913	41	682	—	—	—	—	723
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155

	For the Three Months Ended June 30, 2019
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2019	24,577,248	$24,577	$375,655	$(76,974)	$(3,278)	$255,813	$(686)	$575,107
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	15,785	—	15,785
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,102)	—	(5,102)
Other comprehensive income, net of tax expense of $1,323	—	—	—	—	4,978	—	—	4,978
Stock based compensation	—	—	850	—	—	—	—	850
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(11)	—	—	—	(11)
Net treasury stock activity for deferred compensation trusts	—	—	—	(82)	—	—	—	(82)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,546)	—	—	—	(1,546)
Common stock issued:
Common stock issued through share-based awards and options exercises	8,013	9	174	—	—	—	—	183
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155

	For the Six Months Ended June 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	29,974	—	29,974
Net income attributable to noncontrolling interest	—	—	—	—	—	—	6	6
Dividends paid or accrued, $0.44 per share	—	—	—	—	—	(8,987)	—	(8,987)
Other comprehensive loss, net of tax benefit of $1,801	—	—	—	—	(6,777)	—	—	(6,777)
Stock based compensation	—	—	1,235	—	—	—	—	1,235
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(732)	—	—	—	(732)
Net treasury stock activity for deferred compensation trusts	—	—	153	(54)	—	—	—	99
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	93,059	92	1,116	—	—	—	—	1,208
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113

Balance June 30, 2018	24,453,417	$24,453	$372,227	$(68,943)	$(11,191)	$226,634	$(677)	$542,503

(1) Restricted shares relating to the RBPI Merger (defined in Note 3 – Business Combinations below) recorded during the three months ended June 30, 2018.

	For the Three Months Ended June 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2018	24,438,758	$24,439	$371,319	$(68,787)	$(9,664)	$216,438	$(684)	$533,061
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	14,688	—	14,688
Net income attributable to noncontrolling interest	—	—	—	—	—	—	7	7
Dividends paid or accrued, $0.22 per share	—	—	—	—	—	(4,492)	—	(4,492)
Other comprehensive loss, net of tax benefit of $406	—	—	—	—	(1,527)	—	—	(1,527)
Stock based compensation	—	—	615	—	—	—	—	615
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(106)	—	—	—	(106)
Net treasury stock activity for deferred compensation trusts	—	—	—	(72)	—	—	—	(72)
Common stock issued:
Common stock issued through share-based awards and options exercises	14,350	13	203	—	—	—	—	216
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113

Balance June 30, 2018	24,453,417	$24,453	$372,227	$(68,943)	$(11,191)	$226,634	$(677)	$542,503

(1) Restricted shares relating to the RBPI Merger (defined in Note 3 – Business Combinations below) recorded during the three months ended June 30, 2018.

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of Bryn Mawr Bank Corporation’s (“BMBC,” and together with its direct and indirect subsidiaries, the “Corporation”) management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in BMBC’s Annual Report on Form 10-K for the twelve months ended December 31, 2018 (the “2018 Annual Report”).

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2019, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2019.

Adopted Pronouncements:

FASB ASU 2016-02 (Topic 842), “Leases”

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

This standard had a material effect on our Consolidated Balance Sheet and related disclosures but did not have a material impact on our Consolidated Statement of Income. The additional assets recorded as a result of adoption had a negative impact on BMBC and Bank capital ratios under current regulatory guidance. On adoption, we had:

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

Pronouncements Not Yet Effective:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 (Topic 326 -Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses (“PLLL”) and Allowance for Loan and Lease Losses (“ALLL”) line items and establishes the Provision for Credit Losses (“PCL”) and Allowance for Credit Losses (“ACL”) line items.

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

The Corporation has engaged with a leading vendor to assist in computing and establishing the ACL, and management has completed the data gathering and model selection efforts, with continued effort through 2019 to operationalize the practice for establishing the ACL and preparing its presentation. Significant additional quantitative analysis is included in management’s contemplated measurement regime, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s

Consolidated Financial Statements. Preliminary evaluations were performed by discounting instrument-level cashflows adjusted for timing (i.e. prepayment) and credit (default and loss) expectations. In addition, for portfolio segments for which insufficient loss experience exists and for which peer-bank data is not representative of the Bank's credit quality, a method utilizing a loss rate applied to the weighted average remaining maturity of the segment, at the pool level, is expected to be used. Management will continue to evaluate other estimation methodologies and disaggregation approaches through the 2019 year.

The Corporation will comply with the new disclosure and presentation requirements enumerated in ASU 2016-13 (and as amended in ASU 2019-04), including presentation of the vintage disclosure organizing certain credit performance data by year of origination/renewal.

Financial statement users should be aware that the ACL is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors. The following factors could lead to a material impact to retained earnings - in either direction - as of the adoption date:

•	Increases or decreases to the time period management is able to forecast on a reasonable and supportable basis

•	Inclusion or exclusion of forecast factors

•	Adverse changes to reasonable and supportable forecasts

•	Detectable increases or decreases in the Corporation’s or comparable industry's credit loss parameters

•	Deterioration or improvement in the risk profile of the Corporation’s loan and lease portfolio

•	Changes in prepayment behavior or other factors impacting loan and lease portfolio duration

•	Changes in credit risk through the ordinary course of operations, (e.g. the launch or expansion of higher risk-bearing products)

•	Interest rate fluctuations impacting effective yield on certain instruments.

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

Criteria for establishment of specific reserves are still under evaluation, but are expected to be similar to criteria currently considered when identifying a loan or lease that should be individually evaluated for impairment. Specific reserve impact to instruments meeting the legacy “impairment” criteria are not anticipated to change, though the volume of such credits may change before the adoption date due to deterioration (improvement) of portfolio credit quality. Management is evaluating additional criteria to identify instruments for specific evaluation under the future standard’s broader allowable criteria.

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

FASB ASU 2018-13, “Fair Value Measurement Disclosure Framework”

Issued in August 2018, ASU 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption is required on both a prospective and retrospective basis depending on the amendment. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2018-14 (Topic 715), “Compensation-Retirement Benefits - Defined Benefit Plans-General”

Issued in August 2018, ASU 2018-14, modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Use of the retrospective method is required. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2018-15 (Topic 350), “Intangibles - Goodwill and Other - Internal-Use Software”

Issued in August 2018, ASU 2018-15 provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management is currently evaluating the potential impact of ASU 2018-15 on our Consolidated Financial Statements and related disclosures.

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”

Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those preciously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management is currently evaluating the potential impact of ASU 2019-04 on our Consolidated Financial Statements and related disclosures.

Note 3 – Business Combinations

Domenick & Associates (“Domenick”)

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in Philadelphia, on May 1, 2018. The consideration for the transaction was an aggregate amount in cash not to exceed $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, and two remaining contingent cash payments, not to exceed $250 thousand each, are payable in 2020 and 2021, respectively, subject to the attainment of certain targets during the related periods.

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

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the “RBPI Merger”), pursuant to the Agreement and Plan of Merger, by and between RBPI and BMBC, dated as of January 30, 2017 (the “Agreement”) was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of BMBC’s common stock. Shareholders of RBPI received 0.1025 shares of BMBC common stock for each share of RBPI Class A common stock and 0.1179 shares of BMBC common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase BMBC common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the Effective Date. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Advertising	$—	$2	$—	$61
Employee benefits	—	68	—	271
Occupancy and bank premises	—	289	—	2,145
Furniture, fixtures, and equipment	—	186	—	365
Data processing	—	142	—	254
Professional fees	—	510	—	1,257
Salaries and wages	—	477	—	823
Other	—	1,378	—	2,195
Total due diligence, merger-related and merger integration expenses	$—	$3,052	$—	$7,371

Note 4 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of June 30, 2019 and December 31, 2018 are as follows:

As of June 30, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
Obligations of the U.S. government and agencies	192,524	374	(99)	192,799
Obligations of state and political subdivisions	6,862	10	(2)	6,870
Mortgage-backed securities	345,611	3,597	(233)	348,975
Collateralized mortgage obligations	38,635	293	(204)	38,724
Other investment securities	650	—	—	650
Total	$584,382	$4,275	$(538)	$588,119

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,026	$—	$(13)	$200,013
Obligations of the U.S. government and agencies	198,604	107	(2,856)	195,855
Obligations of state and political subdivisions	11,372	3	(43)	11,332
Mortgage-backed securities	294,076	554	(4,740)	289,890
Collateralized mortgage obligations	40,150	141	(1,039)	39,252
Other investment securities	1,100	—	—	1,100
Total	$745,328	$805	$(8,691)	$737,442

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2019 and December 31, 2018 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$12,987	$(12)	$30,301	$(87)	$43,288	$(99)
Obligations of state and political subdivisions	—	—	959	(2)	959	(2)
Mortgage-backed securities	8,528	(49)	49,072	(184)	57,600	(233)
Collateralized mortgage obligations	—	—	21,032	(204)	21,032	(204)
Total	$21,515	$(61)	$101,364	$(477)	$122,879	$(538)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$199,912	$(13)	$—	$—	$199,912	$(13)
Obligations of the U.S. government and agencies	12,916	(62)	140,506	(2,794)	153,422	(2,856)
Obligations of state and political subdivisions	—	—	3,989	(43)	3,989	(43)
Mortgage-backed securities	43,276	(352)	195,697	(4,388)	238,973	(4,740)
Collateralized mortgage obligations	540	(1)	27,077	(1,038)	27,617	(1,039)
Total	$256,644	$(428)	$367,269	$(8,263)	$623,913	$(8,691)

Management evaluates the Corporation’s investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary. The investment portfolio includes debt securities issued by U.S. government agencies, U.S. government-sponsored agencies, state and local municipalities and other issuers. All fixed income investment securities in the Corporation’s investment portfolio are rated as investment-grade or higher. Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, interest rates and the bond rating of each security. The unrealized losses presented in the tables above are temporary in nature and are primarily related to market interest rates rather than the underlying credit quality of the issuers or collateral. Management does not believe that these unrealized losses are other-than-temporary. Management does not intend to sell these securities prior to their maturity or the recovery of their cost bases and believes that it is more likely than not that the Corporation will not have to sell these securities prior to their maturity or the recovery of their cost bases.

As of June 30, 2019 and December 31, 2018, securities having a fair value of $134.6 million and $123.5 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$7,315	$7,313	$209,129	$209,099
Due after one year through five years	156,115	156,142	180,657	177,972
Due after five years through ten years	24,596	24,692	7,258	7,268
Due after ten years	12,110	12,273	14,058	13,961
Subtotal	200,136	200,420	411,102	408,300
Mortgage-related securities(1)	384,246	387,699	334,226	329,142
Total	$584,382	$588,119	$745,328	$737,442

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2019 and December 31, 2018 are as follows:

As of June 30, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$10,209	$38	$(42)	$10,205

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,684	$—	$(246)	$8,438

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2019 and December 31, 2018 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$5,025	$(42)	$5,025	$(42)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,315	$(4)	$7,123	$(242)	$8,438	$(246)

The amortized cost and fair value of held to maturity investment securities as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$10,209	$10,205	$8,684	$8,438

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2019 and December 31, 2018, the Corporation’s investment securities held in trading accounts totaled $8.5 million and $7.5 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 5 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details loans and leases as of the dates indicated:

Loans and Leases
	June 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$6,333	$—	$6,333	$1,749	$—	$1,749
Real Estate Loans:
Commercial mortgage	1,476,340	279,458	1,755,798	1,327,822	329,614	1,657,436
Home equity lines and loans	180,715	23,137	203,852	181,506	25,845	207,351
Residential mortgage	433,169	72,924	506,093	411,022	83,333	494,355
Construction	149,424	3,130	152,554	174,592	6,486	181,078
Total real estate loans	2,239,648	378,649	2,618,297	2,094,942	445,278	2,540,220
Commercial and industrial	653,904	50,263	704,167	624,643	70,941	695,584
Consumer	46,809	2,526	49,335	44,099	2,715	46,814
Leases	148,488	14,378	162,866	121,567	22,969	144,536
Total portfolio loans and leases	3,088,849	445,816	3,534,665	2,885,251	541,903	3,427,154
Total loans and leases	$3,095,182	$445,816	$3,540,998	$2,887,000	$541,903	$3,428,903
Loans with fixed rates	$1,262,209	$261,044	$1,523,253	$1,204,070	$323,604	$1,527,674
Loans with adjustable or floating rates	1,832,973	184,772	2,017,745	1,682,930	218,299	1,901,229
Total loans and leases	$3,095,182	$445,816	$3,540,998	$2,887,000	$541,903	$3,428,903
Net deferred loan origination fees included in the above loan table	$183	$—	$183	$2,226	$—	$2,226

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	June 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$165,463	$15,703	$181,166	$135,313	$25,372	$160,685
Unearned lease income	(23,170)	(1,658)	(24,828)	(19,388)	(3,005)	(22,393)
Initial direct costs and deferred fees	6,195	333	6,528	5,642	602	6,244
Total Leases	$148,488	$14,378	$162,866	$121,567	$22,969	$144,536

C. The following table details nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	June 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$3,324	$2,748	$6,072	$435	$2,133	$2,568
Home equity lines and loans	49	—	49	3,590	26	3,616
Residential mortgage	695	6	701	2,813	639	3,452
Commercial and industrial	3,785	710	4,495	1,786	315	2,101
Consumer	36	24	60	45	63	108
Leases	465	337	802	392	583	975
Total non-performing loans and leases	$8,354	$3,825	$12,179	$9,061	$3,759	$12,820

D. Purchased Credit-Impaired Loans and Leases

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

Purchased Credit-Impaired Loans and Leases
(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance	$14,512	$17,904
Carrying amount	10,845	12,304

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the six months ended June 30, 2019:

Roll-Forward of Accretable Discount on Purchased Credit-Impaired Loans and Leases
(dollars in thousands)	Accretable Discount
Balance, December 31, 2018	$2,697
Accretion	(493)
Reclassifications from nonaccretable difference	87
Additions/adjustments	—
Disposals	(526)
Balance, June 30, 2019	$1,765

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$645	$71	$—	$716	$1,749,010	$1,749,726	$6,072	$1,755,798
Home equity lines and loans	60	250	—	310	203,493	203,803	49	203,852
Residential mortgage	2,404	115	—	2,519	502,873	505,392	701	506,093
Construction	1,649	—	—	1,649	150,905	152,554	—	152,554
Commercial and industrial	3,072	225	—	3,297	696,375	699,672	4,495	704,167
Consumer	96	29	—	125	49,150	49,275	60	49,335
Leases	589	261	—	850	161,214	162,064	802	162,866
Total portfolio loans and leases	$8,515	$951	$—	$9,466	$3,513,020	$3,522,486	$12,179	$3,534,665

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$821	$251	$—	$1,072	$1,653,796	$1,654,868	$2,568	$1,657,436
Home equity lines and loans	92	—	—	92	203,643	203,735	3,616	207,351
Residential mortgage	2,330	218	—	2,548	488,355	490,903	3,452	494,355
Construction	—	—	—	—	181,078	181,078	—	181,078
Commercial and industrial	280	332	—	612	692,871	693,483	2,101	695,584
Consumer	35	5	—	40	46,666	46,706	108	46,814
Leases	641	460	—	1,101	142,460	143,561	975	144,536
Total portfolio loans and leases	$4,199	$1,266	$—	$5,465	$3,408,869	$3,414,334	$12,820	$3,427,154

(1) Included as “current” are $3.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$645	$71	$—	$716	$1,472,300	$1,473,016	$3,324	$1,476,340
Home equity lines and loans	60	250	—	310	180,356	180,666	49	180,715
Residential mortgage	1,319	28	—	1,347	431,127	432,474	695	433,169
Construction	1,648	—	—	1,648	147,776	149,424	—	149,424
Commercial and industrial	3,072	—	—	3,072	647,047	650,119	3,785	653,904
Consumer	96	29	—	125	46,648	46,773	36	46,809
Leases	536	260	—	796	147,227	148,023	465	148,488
Total originated portfolio loans and leases	$7,376	$638	$—	$8,014	$3,072,481	$3,080,495	$8,354	$3,088,849

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$816	$251	$—	$1,067	$1,326,320	$1,327,387	$435	$1,327,822
Home equity lines and loans	25	—	—	25	177,891	177,916	3,590	181,506
Residential mortgage	1,545	—	—	1,545	406,664	408,209	2,813	411,022
Construction	—	—	—	—	174,592	174,592	—	174,592
Commercial and industrial	280	332	—	612	622,245	622,857	1,786	624,643
Consumer	35	5	—	40	44,014	44,054	45	44,099
Leases	350	233	—	583	120,592	121,175	392	121,567
Total originated portfolio loans and leases	$3,051	$821	$—	$3,872	$2,872,318	$2,876,190	$9,061	$2,885,251

(1) Included as “current” are $2.0 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$—	$—	$—	$276,710	$276,710	$2,748	$279,458
Home equity lines and loans	—	—	—	—	23,137	23,137	—	23,137
Residential mortgage	1,085	87	—	1,172	71,746	72,918	6	72,924
Construction	1	—	—	1	3,129	3,130	—	3,130
Commercial and industrial	—	225	—	225	49,328	49,553	710	50,263
Consumer	—	—	—	—	2,502	2,502	24	2,526
Leases	53	1	—	54	13,987	14,041	337	14,378
Total acquired portfolio loans and leases	$1,139	$313	$—	$1,452	$440,539	$441,991	$3,825	$445,816

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$5	$—	$—	$5	$327,476	$327,481	$2,133	$329,614
Home equity lines and loans	67	—	—	67	25,752	25,819	26	25,845
Residential mortgage	785	218	—	1,003	81,691	82,694	639	83,333
Construction	—	—	—	—	6,486	6,486	—	6,486
Commercial and industrial	—	—	—	—	70,626	70,626	315	70,941
Consumer	—	—	—	—	2,652	2,652	63	2,715
Leases	291	227	—	518	21,868	22,386	583	22,969
Total acquired portfolio loans and leases	$1,148	$445	$—	$1,593	$536,551	$538,144	$3,759	$541,903

(1) Included as “current” are $1.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and six months ended June 30, 2019 and 2018:

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426
Charge-offs	(1,387)	(314)	(671)	—	(426)	(231)	(1,192)	(4,221)
Recoveries	17	87	3	2	54	18	433	614
Provision for loan and lease losses	2,761	267	748	(401)	611	237	1,140	5,363
Balance, June 30, 2019	$8,958	$1,043	$1,893	$1,086	$5,700	$253	$2,249	$21,182

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, March 31, 2019	$8,241	$1,038	$1,891	$1,186	$5,888	$328	$2,044	$20,616
Charge-offs	—	(267)	(341)	—	(21)	(126)	(624)	(1,379)
Recoveries	3	87	2	1	39	7	179	318
Provision for loan and lease losses	714	185	341	(101)	(206)	44	650	1,627
Balance, June 30, 2019	$8,958	$1,043	$1,893	$1,086	$5,700	$253	$2,249	$21,182

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525
Charge-offs	(16)	(225)	—	—	(750)	(92)	(1,348)	(2,431)
Recoveries	6	1	1	2	1	3	123	137
Provision for loan and lease losses	493	71	6	219	1,383	132	1,863	4,167
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$19,398

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, March 31, 2018	$7,174	$1,045	$1,898	$844	$5,361	$291	$1,049	$17,662
Charge-offs	(16)	(200)	—	—	(467)	(43)	(751)	(1,477)
Recoveries	3	1	1	1	—	2	68	76
Provision for loan and lease losses	872	87	34	313	778	39	1,014	3,137
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$19,398

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - All Loans and Leases
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$153	$264	$—	$—	$43	$—	$460
Collectively evaluated for impairment	8,958	890	1,629	1,086	5,700	210	2,249	20,722
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$8,958	$1,043	$1,893	$1,086	$5,700	$253	$2,249	$21,182

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Allocation of Allowance by Impairment Evaluation Method - All Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$272	$—	$—	$28	$—	$462
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Carrying Value of All Portfolio Loans and Leases by Impairment Evaluation Method
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$6,071	$1,493	$3,736	$—	$4,886	$104	$—	$16,290
Collectively evaluated for impairment	1,742,871	201,843	502,355	150,107	698,257	49,231	162,866	3,507,530
Purchased credit-impaired(1)	6,856	516	2	2,447	1,024	—	—	10,845
Total	$1,755,798	$203,852	$506,093	$152,554	$704,167	$49,335	$162,866	$3,534,665

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Carrying Value of All Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,008	$4,998	$6,608	$—	$2,629	$134	$—	$21,377
Collectively evaluated for impairment	1,642,117	201,841	487,747	178,673	691,879	46,680	144,536	3,393,473
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$1,657,436	$207,351	$494,355	$181,078	$695,584	$46,814	$144,536	$3,427,154

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - Originated Loans and Leases
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$153	$167	$—	$—	$37	$—	$357
Collectively evaluated for impairment	8,958	890	1,629	1,086	5,700	210	2,246	20,719
Total	$8,958	$1,043	$1,796	$1,086	$5,700	$247	$2,246	$21,076

Allocation of Allowance by Impairment Evaluation Method - Originated Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$175	$—	$—	$28	$—	$365
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Total	$7,567	$1,003	$1,716	$1,485	$5,461	$229	$1,868	$19,329

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Carrying Value of Originated Portfolio Loans and Leases by Impairment Evaluation Method
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$3,323	$1,493	$2,878	$—	$4,176	$61	$—	$11,931
Collectively evaluated for impairment	1,473,017	179,222	430,291	149,424	649,728	46,748	148,488	3,076,918
Total	$1,476,340	$180,715	$433,169	$149,424	$653,904	$46,809	$148,488	$3,088,849

Carrying Value of Originated Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,874	$4,972	$5,106	$—	$2,314	$71	$—	$17,337
Collectively evaluated for impairment	1,322,948	176,534	405,916	174,592	622,329	44,028	121,567	2,867,914
Total	$1,327,822	$181,506	$411,022	$174,592	$624,643	$44,099	$121,567	$2,885,251

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - Acquired Loans and Leases
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$6	$—	$103
Collectively evaluated for impairment	—	—	—	—	—	—	3	3
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$6	$3	$106

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Allocation of Allowance by Impairment Evaluation Method - Acquired Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$—	$—	$97
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$—	$—	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of June 30, 2019 and December 31, 2018:

Carrying Value of Acquired Portfolio Loans and Leases by Impairment Evaluation Method
As of June 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,748	$—	$858	$—	$710	$43	$—	$4,359
Collectively evaluated for impairment	269,854	22,621	72,064	683	48,529	2,483	14,378	430,612
Purchased credit-impaired(1)	6,856	516	2	2,447	1,024	—	—	10,845
Total	$279,458	$23,137	$72,924	$3,130	$50,263	$2,526	$14,378	$445,816

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Carrying Value of Acquired Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,134	$26	$1,502	$—	$315	$63	$—	$4,040
Collectively evaluated for impairment	319,169	25,307	81,831	4,081	69,550	2,652	22,969	525,559
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$329,614	$25,845	$83,333	$6,486	$70,941	$2,715	$22,969	$541,903

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of determining the Allowance for the different segments of the loan and lease portfolio, management considers certain credit quality indicators. Periodic reviews of the individual loans are conducted by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of June 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - All Portfolio Loans and Leases
As of June 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,725,550	$11,036	$19,212	$—	$1,755,798
Home equity loans and lines	203,287	—	565	—	203,852
Residential	505,251	—	842	—	506,093
Construction	142,959	—	9,595	—	152,554
Commercial and industrial	691,317	3,196	9,654	—	704,167
Consumer	49,097	—	238	—	49,335
Leases	162,064	—	802	—	162,866
Total	$3,479,525	$14,232	$40,908	$—	$3,534,665

Credit Risk Profile by Internally Assigned Grade - All Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,635,068	$631	$20,639	$1,098	$1,657,436
Home equity loans and lines	203,037	—	4,314	—	207,351
Residential	490,789	—	3,566	—	494,355
Construction	171,353	938	8,787	—	181,078
Commercial and industrial	684,444	2,737	8,402	1	695,584
Consumer	46,588	—	226	—	46,814
Leases	143,561	—	975	—	144,536
Total	$3,374,840	$4,306	$46,909	$1,099	$3,427,154

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of June 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - Originated Portfolio Loans and Leases
As of June 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,467,082	$5,600	$3,658	$—	$1,476,340
Home equity loans and lines	180,666	—	49	—	180,715
Residential	432,333	—	836	—	433,169
Construction	142,276	—	7,148	—	149,424
Commercial and industrial	643,946	2,460	7,498	—	653,904
Consumer	46,595	—	214	—	46,809
Leases	148,023	—	465	—	148,488
Total	$3,060,921	$8,060	$19,868	$—	$3,088,849

Credit Risk Profile by Internally Assigned Grade - Originated Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,321,973	$631	$5,218	$—	$1,327,822
Home equity loans and lines	177,916	—	3,590	—	181,506
Residential	408,095	—	2,927	—	411,022
Construction	167,272	938	6,382	—	174,592
Commercial and industrial	615,817	2,511	6,314	1	624,643
Consumer	43,936	—	163	—	44,099
Leases	121,175	—	392	—	121,567
Total	$2,856,184	$4,080	$24,986	$1	$2,885,251

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of June 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - Acquired Portfolio Loans and Leases
As of June 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$258,468	$5,436	$15,554	$—	$279,458
Home equity loans and lines	22,621	—	516	—	23,137
Residential	72,918	—	6	—	72,924
Construction	683	—	2,447	—	3,130
Commercial and industrial	47,371	736	2,156	—	50,263
Consumer	2,502	—	24	—	2,526
Leases	14,041	—	337	—	14,378
Total	$418,604	$6,172	$21,040	$—	$445,816

Credit Risk Profile by Internally Assigned Grade - Acquired Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$313,095	$—	$15,421	$1,098	$329,614
Home equity loans and lines	25,121	—	724	—	25,845
Residential	82,694	—	639	—	83,333
Construction	4,081	—	2,405	—	6,486
Commercial and industrial	68,627	226	2,088	—	70,941
Consumer	2,652	—	63	—	2,715
Leases	22,386	—	583	—	22,969
Total	$518,656	$226	$21,923	$1,098	$541,903

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings
(dollars in thousands)	June 30, 2019	December 31, 2018
TDRs included in nonperforming loans and leases	$4,190	$1,217
TDRs in compliance with modified terms	5,141	9,745
Total TDRs	$9,331	$10,962

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and six months ended June 30, 2019:

Troubled Debt Restructurings
	For the Three Months Ended June 30, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$64	$64
Residential mortgages	1	40	40
Commercial and industrial	2	919	919
Leases	1	105	105
Total	5	$1,128	$1,128

Troubled Debt Restructurings
	For the Six Months Ended June 30, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	1	$64	$64
Residential mortgages	1	40	40
Commercial and industrial	2	919	919
Leases	2	131	131
Total	6	$1,154	$1,154

The following tables presents information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2019:

Troubled Debt Restructurings
	Number of Contracts for the Three Months Ended June 30, 2019
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	1	—	—	—
Residential mortgages	1	—	—	—	—
Commercial and industrial	—	—	2	—	—
Leases	—	—	—	1	—
Total	1	1	2	1	—

Troubled Debt Restructurings
	Number of Contracts for the Six Months Ended June 30, 2019
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	—	1	—	—	—
Residential mortgages	1	—	—	—	—
Commercial and industrial	—	—	2	—	—
Leases	—	—	—	2	—
Total	1	1	2	2	—

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the three and six months ended June 30, 2019 and balances as of December 31, 2018 (purchased credit-impaired loans are not included in the tables):

Impaired Loans
As of and for the Three Months Ended June 30, 2019	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,233	$1,233	$153	$1,177	$10	$—
Residential mortgage	1,946	1,946	264	1,950	23	—
Consumer	78	91	43	78	1	—
Total	3,257	3,270	460	3,205	34	—

Impaired loans without related allowance(1):
Commercial mortgage	6,072	7,704	—	6,148	—	—
Home equity lines and loans	260	260	—	262	3	—
Residential mortgage	1,790	1,790	—	1,797	15	—
Commercial and industrial	4,886	5,153	—	4,916	5	—
Consumer	26	29	—	26	—	—
Total	13,034	14,936	—	13,149	23	—
Grand total	$16,291	$18,206	$460	$16,354	$57	$—

(1) The table above does not include the recorded investment of $1.0 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Six Months Ended June 30, 2019	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,233	$1,233	$153	$1,235	$22	$—
Residential mortgage	1,946	1,946	264	1,956	46	—
Consumer	78	91	43	79	2	—
Total	$3,257	$3,270	$460	$3,270	$70	$—

Impaired loans without related allowance(1):
Commercial mortgage	$6,072	$7,704	$—	$6,870	$20	$—
Home equity lines and loans	260	260	—	264	5	—
Residential mortgage	1,790	1,790	—	1,807	31	—
Commercial and industrial	4,886	5,153	—	4,940	64	—
Consumer	26	29		27	—	—
Total	$13,034	$14,936	$—	$13,908	$120	$—
Grand total	$16,291	$18,206	$460	$17,178	$190	$—

(1) The table above does not include the recorded investment of $1.0 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Three Months Ended June 30, 2018	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$570	$570	$19	$572	$6	$—
Residential mortgage	2,379	2,379	299	2,383	22	—
Commercial and industrial	267	362	104	314	—	—
Consumer	27	27	4	27	—	—
Total	$3,243	$3,338	$426	$3,296	$28	$—

Impaired loans without related allowance(1):
Commercial mortgage	$1,011	$1,010	$—	$1,022	$—	$—
Home equity lines and loans	2,425	2,487	—	2,450	2	—
Residential mortgage	3,223	3,265	—	3,236	19	—
Commercial and industrial	1,598	2,300	—	1,620	5	—
Total	$8,257	$9,062	$—	$8,328	$26	$—
Grand total	$11,500	$12,400	$426	$11,624	$54	$—

(1) The table above does not include the recorded investment of $2 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Six Months Ended June 30, 2018	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$570	$570	$19	$574	$11	$—
Residential mortgage	2,379	2,379	299	2,387	45	—
Commercial and industrial	267	362	104	391	—	—
Consumer	27	27	4	27	1	—
Total	$3,243	$3,338	$426	$3,379	$57	$—

Impaired loans without related allowance(1):
Commercial mortgage	$1,011	$1,010	$—	$771	$6	$—
Home equity lines and loans	2,425	2,487	—	2,473	8	—
Residential mortgage	3,223	3,265	—	3,105	41	—
Commercial and industrial	1,598	2,300	—	1,569	12	—
Total	$8,257	$9,062	$—	$7,918	$67	$—
Grand total	$11,500	$12,400	$426	$11,297	$124	$—

(1) The table above does not include the recorded investment of $2 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of December 31, 2018	Recorded Investment (2)	Contractual Principal Balance	Related Allowance
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,280	$1,280	$162
Residential mortgage	1,966	1,966	272
Consumer	50	50	28
Total	$3,296	$3,296	$462
Impaired loans without related allowance(1):
Commercial mortgage	$7,007	$7,264	$—
Home equity lines and loans	3,718	3,724	—
Residential mortgage	4,641	4,728	—
Commercial and industrial	2,629	3,803	—
Consumer	83	86
Total	$18,078	$19,605	$—
Grand total	$21,374	$22,901	$462

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

The following tables detail, for acquired loans, the outstanding principal, remaining Loan Mark, and recorded investment, by portfolio segment, as of the dates indicated:

Loan Mark on Acquired Loans and Leases
	As of June 30, 2019
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$286,496	$(7,038)	$279,458
Home equity lines and loans	25,289	(2,152)	23,137
Residential mortgage	75,404	(2,480)	72,924
Construction	3,345	(215)	3,130
Commercial and industrial	52,078	(1,815)	50,263
Consumer	2,616	(90)	2,526
Leases	14,762	(384)	14,378
Total	$459,990	$(14,174)	$445,816

Loan Mark on Acquired Loans and Leases
	As of December 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$339,241	$(9,627)	$329,614
Home equity lines and loans	28,212	(2,367)	25,845
Residential mortgage	86,111	(2,778)	83,333
Construction	6,780	(294)	6,486
Commercial and industrial	72,948	(2,007)	70,941
Consumer	2,828	(113)	2,715
Leases	23,695	(726)	22,969
Total	$559,815	$(17,912)	$541,903

Note 6 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Balance, beginning of period	$4,910	$5,706
Additions	—	—
Amortization	(156)	(196)
(Impairment) / Recovery	(10)	1
Balance, end of period	$4,744	$5,511

Fair value	$5,175	$6,695
Residential mortgage loans serviced for others	$545,743	$614,259

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Balance, beginning of period	$5,047	$5,861
Additions	—	16
Amortization	(276)	(417)
(Impairment) / Recovery	(27)	51
Balance, end of period	$4,744	$5,511

As of June 30, 2019, and December 31, 2018, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Fair value amount of MSRs	$5,175	$6,277
Weighted average life (in years)	6.0	6.7
Prepayment speeds (constant prepayment rate)(1)	10.9%	9.1%
Impact on fair value:
10% adverse change	$(172)	$(124)
20% adverse change	(343)	(257)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(178)	$(234)
20% adverse change	(344)	(451)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At June 30, 2019 and December 31, 2018 the fair value of the MSRs was $5.2 million and $6.3 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the six months ended June 30, 2019:

(dollars in thousands)	Balance December 31, 2018	Additions	Adjustments	Amortization	Balance June 30, 2019	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	184,012	—	—	—	184,012
Core deposit intangible	5,906	—	—	(655)	5,251	10 years
Customer relationships	13,607	18	—	(895)	12,730	5 to 20 years
Non-compete agreements	1,101	—	—	(95)	1,006	5 to 10 years
Trade name	2,149	—	—	(249)	1,900	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	541	—	(541)	—	—
Total Intangible Assets	23,455	18	(541)	(1,894)	21,038
Total Goodwill and Intangible Assets	$207,467	$18	$(541)	$(1,894)	$205,050

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2018 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eight months ended June 30, 2019, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 – Deposits

The following table details the components of deposits:

	June 30, 2019	December 31, 2018
(dollars in thousands)
Interest-bearing demand	$745,134	$664,749
Money market	966,596	862,644
Savings	263,830	247,081
Retail time deposits	502,745	542,702
Wholesale non-maturity deposits	100,047	55,031
Wholesale time deposits	113,150	325,261
Total interest-bearing deposits	2,691,502	2,697,468
Noninterest-bearing deposits	940,911	901,619
Total deposits	$3,632,413	$3,599,087

Note 9 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Repurchase agreements(1) – commercial customers	$12,798	$22,717
Short-term FHLB advances	195,030	229,650
Total short-term borrowings	$207,828	$252,367
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at period-end	$207,828	$227,059	$207,828	$227,059
Maximum amount outstanding at any month end	207,828	279,525	207,828	279,525
Average balance outstanding during the period	68,529	218,566	112,844	198,079

Weighted-average interest rate:
As of the period-end	2.33%	1.89%	2.33%	1.89%
Paid during the period	2.09%	1.92%	2.32%	1.72%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of June 30, 2019 and December 31, 2018, the Corporation had $47.9 million and $55.4 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	June 30, 2019	December 31, 2018
Within one year	$28,104	$28,105
Over one year through five years	19,837	27,269
Total	$47,941	$55,374

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	June 30, 2019	December 31, 2018
Bullet maturity – fixed rate	7/29/2019	8/24/2021	1.79%	1.40%	2.13%	$47,941	$55,374

(1) Maturity range, weighted average rate and coupon rate range refers to June 30, 2019 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $14.7 million at June 30, 2019, and $14.5 million at December 31, 2018. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.61 billion as of June 30, 2019 of which the unused capacity was $1.36 billion. In addition, there were $79.0 million in the overnight federal funds line available and $164.2 million of FRB discount window capacity.

Note 10 – Subordinated Notes

On December 13, 2017, BMBC completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the “2027 Notes”) in an underwritten public offering. On August 6, 2015, BMBC completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the “2025 Notes”) in a private placement transaction to institutional accredited investors. The net proceeds of both offerings increased Tier II regulatory capital at BMBC.

The following tables detail the subordinated notes, including debt issuance costs, as of June 30, 2019, and December 31, 2018:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,948	4.25%	$68,885	4.25%
Subordinated notes – due 2025	29,668	4.75	29,641	4.75
Total subordinated notes	$98,616		$98,526

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

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns an aggregate of $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.56% as of June 30, 2019. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, currently and may be called at par by the Corporation. The Corporation records its investments in the Trusts’ common securities of $387 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.

Note 12 – Operating Leases

On January 1, 2019, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 2, Recent Accounting Pronouncements.

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of June 30, 2019, the Corporation’s leases have remaining lease terms ranging from six months to 23 years, including extension options that the Corporation is reasonably certain will be exercised.

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

As of June 30, 2019 the Corporation’s ROU assets and related lease liabilities were $43.1 million and $47.4 million, respectively.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(dollars in thousands)
Operating lease expense	$1,333	$2,663
Short term lease expense	14	29
Variable lease expense	392	810
Sublease income	(7)	(16)
Total lease expense	$1,732	$3,486

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,561
ROU assets obtained in exchange for lease liabilities	44,944

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of June 30, 2019 are as follows:

June 30, 2019
(dollars in thousands)
2019	$2,613
2020	4,707
2021	4,484
2022	4,209
2023	4,061
2024 and thereafter	41,862
Total lease payments	61,936
Less: imputed interest	14,543
Present value of operating lease liabilities	$47,393

As of June 30, 2019, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 14.51 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2019 is 3.56%.

As of June 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

Future minimum cash rent commitments from various operating leases under FASB ASC 840 “Leases” as of December 31, 2018 are as follows:

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2019, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2019, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of June 30, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of June 30, 2019:
Customer derivatives – interest rate swaps	$527,942	$44,256	$527,942	$44,101
FX forwards	4,975	105	4,997	82
RPAs sold	—	—	4,895	19
RPAs purchased	34,981	124	—	—
Total derivatives	$567,898	$44,485	$537,834	$44,202
As of December 31, 2018:
Customer derivatives – interest rate swaps	$369,623	$12,550	$369,623	$12,549
RPAs sold	—	—	854	2
RPAs purchased	35,305	71	—	—
Total derivatives	$404,928	$12,621	$370,477	$12,551

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at June 30, 2019 and December 31, 2018 was $43.7 million and $8.8 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $43.8 million and $11.5 million as of June 30, 2019 and December 31, 2018, respectively.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2015.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the six months ended June 30, 2019 or 2018.

Note 15 – Shareholders’ Equity

Dividend

On July 18, 2019, BMBC’s Board of Directors declared a regular quarterly dividend of $0.26 per share payable September 1, 2019 to shareholders of record as of August 1, 2019. During the second quarter of 2019, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.25 per share. This dividend totaled $5.2 million, based on outstanding shares and restricted stock units as of May 1, 2019 of 20,404,174 shares.

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

For the three and six months ended June 30, 2019, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three and six months ended June 30, 2019. No other sales of equity securities were executed under the Shelf Registration Statement during the three and six months ended June 30, 2019.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and six months ended June 30, 2019, 4,475 shares and 34,075 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $82 thousand and $622 thousand, respectively. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $875 thousand and $2.0 million for the three and six months ended June 30, 2019, respectively.

Stock Repurchases

On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) pursuant to which the Corporation may repurchase up to 1,200,000 shares of BMBC’s common stock, at an aggregate purchase price not to exceed $40 million. During the three months ended June 30, 2019, 12,894 shares were repurchased under the 2015 Program at an average price of $36.35. As of June 30, 2019, there were no shares remaining authorized for repurchase under the 2015 Program.

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019 upon the completion of BMBC’s existing 2015 Program. During the three months ended June 30, 2019, 28,476 shares were repurchased under the 2019 Program at an average price of $37.82. All share repurchases were accomplished in open market transactions. As of June 30, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 971,524, at an aggregate purchase price not to exceed $43.9 million.
In addition to the 2015 Program and 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 16 – Accumulated Other Comprehensive (Loss) Income

The following table details the components of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, March 31, 2019	$(2,010)	$(1,268)	$(3,278)
Other comprehensive income	4,962	16	4,978
Balance, June 30, 2019	$2,952	$(1,252)	$1,700

Balance, March 31, 2018	$(8,157)	$(1,507)	$(9,664)
Other comprehensive (loss)	(1,512)	(15)	(1,527)
Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive income	9,181	32	9,213
Balance, June 30, 2019	$2,952	$(1,252)	$1,700

Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(6,808)	31	(6,777)
Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)

The following table details the amounts reclassified from each component of accumulated other comprehensive loss to each component’s applicable income statement line, for the three and six months ended June 30, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	Three Months Ended June 30,		Affected Income Statement Category
	2019	2018
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$13	$25	Other operating expenses
Income tax effect	(3)	(5)	Income tax expense
Net of income tax	$10	$20	Net income

	Amount Reclassified from Accumulated Other Comprehensive Loss
Description of Accumulated Other Comprehensive Loss Component	Six Months Ended June 30,		Affected Income Statement Category
	2019	2018
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$(7)	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	—	(417)	Other operating income
Total	—	(424)
Income tax effect	—	89	Income tax expense
Net of income tax	$—	$(335)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$24	$50	Other operating expenses
Income tax effect	(5)	(10)	Income tax expense
Net of income tax	$19	$40	Net income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except share and per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$15,785	$14,688	$26,462	$29,974
Denominator for basic earnings per share – weighted average shares outstanding	20,144,651	20,238,852	20,156,509	20,221,010
Effect of dilutive common shares	99,758	174,726	99,960	206,782
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,244,409	20,413,578	20,256,469	20,427,792
Basic earnings per share	$0.78	$0.73	$1.31	$1.48
Diluted earnings per share	0.78	0.72	1.31	1.47
Antidilutive shares excluded from computation of average dilutive earnings per share	14,441	1,422	30,506	2,495

Note 18 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$11,510	$11,510	$—	$10,658	$10,658
Insurance commissions	—	1,697	1,697	—	1,902	1,902
Capital markets revenue(1)	1,489	—	1,489	2,105	—	2,105
Service charges on deposit accounts	852	—	852	752	—	752
Loan servicing and other fees(1)	553	—	553	475	—	475
Net gain on sale of loans(1)	752	—	752	528	—	528
Net gain on sale of OREO	—	—	—	111	—	111
Dividends on FHLB and FRB stock(1)	316	—	316	510	—	510
Other operating income(2)	3,026	26	3,052	2,976	58	3,034
Total noninterest income	$6,988	$13,233	$20,221	$7,457	$12,618	$20,075

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $525 thousand and $610 thousand for the three months ended June 30, 2019 and 2018, respectively, which are within the scope of ASC 606.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$21,902	$21,902	$—	$20,966	$20,966
Insurance commissions	—	3,369	3,369	—	3,595	3,595
Capital markets revenue(1)	3,708	—	3,708	2,771	—	2,771
Service charges on deposit accounts	1,660	—	1,660	1,465	—	1,465
Loan servicing and other fees(1)	1,162	—	1,162	1,161	—	1,161
Net gain on sale of loans(1)	1,071	—	1,071	1,046	—	1,046
Net gain on sale of investment securities available for sale(1)	—	—	—	7	—	7
Net (loss) gain on sale of OREO	(24)	—	(24)	287	—	287
Dividends on FHLB and FRB stock(1)	727	—	727	941	—	941
Other operating income(2)	5,852	47	5,899	7,270	102	7,372
Total noninterest income	$14,156	$25,318	$39,474	$14,948	$24,663	$39,611

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $1.0 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2019	21,001	$18.32	$4.95
Forfeited	—	—	—
Expired	—	—	—
Exercised	(4,475)	18.27	4.42
Options outstanding, June 30, 2019	16,526	18.33	5.09

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2018	50,601	$18.28	$4.68
Forfeited	—	—	—
Expired	—	—	—
Exercised	(34,075)	18.25	4.48
Options outstanding, June 30, 2019	16,526	18.33	5.09

As of June 30, 2019 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Proceeds from exercise of stock options	$82	$115	$622	$1,107
Related tax benefit recognized	18	21	155	231
Net proceeds of options exercised	$100	$136	$777	$1,338

Intrinsic value of options exercised	$86	$99	$738	$1,098

The following table provides information about options outstanding and exercisable at June 30, 2019:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	16,526	16,526
Weighted average exercise price	$18.33	$18.33
Aggregate intrinsic value	$314	$314
Weighted average remaining contractual term in years	0.3	0.3

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

For the three and six months ended June 30, 2019, the Corporation recognized $422 thousand and $898 thousand, respectively, of expense related to the Corporation’s RSUs. As of June 30, 2019, there was $3.7 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.5 years.

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

The following table details the RSUs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	107,635	$38.14	76,746	$39.71
Granted	30,618	38.26	67,308	36.34
Vested	(834)	25.65	(3,134)	30.07
Forfeited	(1,928)	36.70	(5,429)	39.56
Ending balance	135,491	38.27	135,491	38.27

PSUs

For the three and six months ended June 30, 2019, the Corporation recognized $453 thousand and $1.1 million, respectively, of expense related to the PSUs. As of June 30, 2019, there was $3.8 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.3 years.

 As part of the Incentive Program, the Corporation elected to remove the service requirement as a PSU vesting condition for employees who held PSUs and chose to participate in the Incentive Program. As a result, 8,208 PSUs were modified which resulted in $250 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the PSUs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	159,797	$35.58	121,656	$36.82
Granted	22,714	36.93	69,109	34.29
Vested	—	—	—	—
Forfeited	(2,618)	38.17	(10,872)	39.02
Ending balance	179,893	35.72	179,893	35.72

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

As of June 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$101	$101	$—	$—
Obligations of U.S. government & agencies	192,799	—	192,799	—
Obligations of state & political subdivisions	6,870	—	6,870	—
Mortgage-backed securities	348,975	—	348,975	—
Collateralized mortgage obligations	38,724	—	38,724	—
Other investment securities	650	—	650	—
Total investment securities available for sale	588,119	101	588,018	—

Investment securities trading:
Mutual funds	8,516	8,516	—	—

Derivatives:
Interest rate swaps	44,256	—	44,256	—
RPAs purchased	124	—	124	—
FX forwards	105	—	105	—
Total derivatives	44,485	—	44,485	—

Total recurring fair value measurements	$641,120	$8,617	$632,503	$—

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,013	$200,013	$—	$—
Obligations of U.S. government & agencies	195,855	—	195,855	—
Obligations of state & political subdivisions	11,332	—	11,332	—
Mortgage-backed securities	289,890	—	289,890	—
Collateralized mortgage obligations	39,252	—	39,252	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	737,442	200,013	537,429	—

Investment securities trading:
Mutual funds	7,502	7,502	—	—

Derivatives:
Interest rate swaps	12,550	—	12,550	—
RPAs purchased	71	—	71	—
Total derivatives	12,621	—	12,621	—

Total recurring fair value measurements	$757,565	$207,515	$550,050	$—

There have been no transfers between levels during the three and six months ended June 30, 2019.

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

Other Real Estate Owned (“OREO”)

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

As of June 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$5,175	$—	$—	$5,175
Impaired loans and leases	16,861	—	—	16,861
OREO	155	—	—	155
Total non-recurring fair value measurements	$22,191	$—	$—	$22,191

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$6,277	$—	$—	$6,277
Impaired loans and leases	22,112	—	—	22,112
OREO	417	—	—	417
Total non-recurring fair value measurements	$28,806	$—	$—	$28,806

During the three and six months ended June 30, 2019, net decreases of $145 thousand and $2 thousand were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of June 30, 2019		As of December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$63,385	$63,385	$48,456	$48,456
Investment securities - available for sale	See Note 20	588,119	588,119	737,442	737,442
Investment securities - trading	See Note 20	8,516	8,516	7,502	7,502
Investment securities – held to maturity	Level 2	10,209	10,205	8,684	8,438
Loans held for sale	Level 2	6,333	6,333	1,749	1,749
Net portfolio loans and leases	Level 3	3,513,483	3,509,533	3,407,728	3,414,921
MSRs	Level 3	4,744	5,175	5,047	6,277
Interest rate swaps	Level 2	44,256	44,256	12,550	12,550
FX forwards	Level 2	105	105	—	—
RPAs purchased	Level 2	124	124	71	71
Other assets	Level 3	44,507	44,507	43,641	43,641
Total financial assets		$4,283,781	$4,280,258	$4,272,870	$4,281,047
Financial liabilities:
Deposits	Level 2	$3,632,413	$3,631,844	$3,599,087	$3,594,123
Short-term borrowings	Level 2	207,828	207,828	252,367	252,367
Long-term FHLB advances	Level 2	47,941	47,951	55,374	54,803
Subordinated notes	Level 2	98,616	99,187	98,526	100,120
Junior subordinated debentures	Level 2	21,665	24,385	21,580	31,176
Interest rate swaps	Level 2	44,101	44,101	12,549	12,549
FX forwards	Level 2	82	82	—	—
RPAs sold	Level 2	19	19	2	2
Other liabilities	Level 3	46,350	46,350	60,847	60,847
Total financial liabilities		$4,099,015	$4,101,747	$4,100,332	$4,105,987

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 2019 and December 31, 2018 were $738.9 million and $867.2 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of June 30, 2019 and December 31, 2018 were $36.0 million and $21.2 million, respectively.

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

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. Subsequent to the end of the first quarter of 2019, on May 1, 2019, the Court rendered a decision against Crusader. Both sides have filed for appeal with the Superior Court of the Commonwealth of Pennsylvania, and Crusader is considering other strategic options with respect to this matter during the pendency of the appeal. We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three or six months ended June 30, 2019.

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

The Corporation’s Banking segment consists of commercial and retail banking. The Banking segment is evaluated as a single strategic unit which generates revenues from a variety of products and services. The Banking segment generates interest income from its lending (including leases) and investing activities and is dependent on the gathering of lower cost deposits from its branch network or borrowed funds from other sources for funding its loans, resulting in the generation of net interest income. The Banking segment also derives revenues from other sources including gains on the sale in available for sale investment securities, gains on the sale of residential mortgage loans, service charges on deposit accounts, cash sweep fees, overdraft fees, bank owned life insurance (“BOLI”) income and revenue associated with its Visa Check Card offering. Also included in the Banking segment are two subsidiaries of the Bank, KCMI Capital, Inc. and Bryn Mawr Equipment Financing, Inc., both of which provide specialized lending solutions to our customers.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$36,610	$1	$36,611	$37,315	$1	$37,316
Provision for loan and lease losses	1,627	—	1,627	3,137	—	3,137
Net interest income after loan loss provision	34,983	1	34,984	34,178	1	34,179
Noninterest income:
Fees for wealth management services	—	11,510	11,510	—	10,658	10,658
Insurance commissions	—	1,697	1,697	—	1,902	1,902
Capital markets revenue	1,489	—	1,489	2,105	—	2,105
Service charges on deposit accounts	852	—	852	752	—	752
Loan servicing and other fees	553	—	553	475	—	475
Net gain on sale of loans	752	—	752	528	—	528
Net gain on sale of investment securities available for sale	—	—	—	—	—	—
Net gain on sale of OREO	—	—	—	111	—	111
Other operating income	3,342	26	3,368	3,486	58	3,544
Total noninterest income	6,988	13,233	20,221	7,457	12,618	20,075

Noninterest expenses:
Salaries & wages	12,295	4,743	17,038	11,184	5,056	16,240
Employee benefits	2,338	979	3,317	1,922	955	2,877
Occupancy and bank premises	2,608	517	3,125	2,235	462	2,697
Amortization of intangible assets	328	628	956	385	504	889
Professional fees	1,221	95	1,316	879	53	932
Other operating expenses	7,983	1,453	9,436	10,875	1,326	12,201
Total noninterest expenses	26,773	8,415	35,188	27,480	8,356	35,836
Segment profit	15,198	4,819	20,017	14,155	4,263	18,418
Intersegment (revenues) expenses(1)	(125)	125	—	(150)	150	—
Pre-tax segment profit after eliminations	$15,073	$4,944	$20,017	$14,005	$4,413	$18,418
% of segment pre-tax profit after eliminations	75.3%	24.7%	100.0%	76.0%	24.0%	100.0%
Segment assets (dollars in millions)	$4,682.0	$54.6	$4,736.6	$4,339.3	$54.9	$4,394.2

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$74,255	$3	$74,258	$74,753	$2	$74,755
Provision for loan and lease losses	5,363	—	5,363	4,167	—	4,167
Net interest income after loan loss provision	68,892	3	68,895	70,586	2	70,588
Noninterest income:
Fees for wealth management services	—	21,902	21,902	—	20,966	20,966
Insurance commissions	—	3,369	3,369	—	3,595	3,595
Capital markets revenue	3,708	—	3,708	2,771	—	2,771
Service charges on deposit accounts	1,660	—	1,660	1,465	—	1,465
Loan servicing and other fees	1,162	—	1,162	1,161	—	1,161
Net gain on sale of loans	1,071	—	1,071	1,046	—	1,046
Net gain on sale of investment securities available for sale	—	—	—	7	—	7
Net (loss) gain on sale of OREO	(24)	—	(24)	287	—	287
Other operating income	6,579	47	6,626	8,211	102	8,313
Total noninterest income	14,156	25,318	39,474	14,948	24,663	39,611

Noninterest expenses:
Salaries & wages	28,070	9,869	37,939	22,340	9,882	32,222
Employee benefits	5,510	1,973	7,483	4,598	1,987	6,585
Occupancy and bank premises	5,340	1,037	6,377	4,811	936	5,747
Amortization of intangible assets	655	1,239	1,894	783	985	1,768
Professional fees	2,384	252	2,636	1,608	72	1,680
Other operating expenses	15,252	3,331	18,583	21,306	2,558	23,864
Total noninterest expenses	57,211	17,701	74,912	55,446	16,420	71,866
Segment profit	25,837	7,620	33,457	30,088	8,245	38,333
Intersegment (revenues) expenses*	(248)	248	—	(299)	299	—
Pre-tax segment profit after eliminations	$25,589	$7,868	$33,457	$29,789	$8,544	$38,333
% of segment pre-tax profit after eliminations	76.5%	23.5%	100.0%	77.7%	22.3%	100.0%
Segment assets (dollars in millions)	$4,682.0	$54.6	$4,736.6	$4,339.3	$54.9	$4,394.2

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	June 30, 2019	December 31, 2018
Assets under management, administration, supervision and brokerage	$14,815.3	$13,429.5

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first six months of 2019 compared to the financial condition as of December 31, 2018. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three and six months ended June 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “might,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “predict,” “believe” and similar expressions are intended to identify statements that constitute forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

•	changes in the level of non-performing assets and charge-offs;

•	effectiveness of capital management strategies and activities;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	other changes in accounting requirements or interpretations;

•	the accuracy of assumptions underlying the establishment of provisions for loan and lease losses, estimates in the value of collateral, and various financial assets and liabilities;

•	inflation, securities market and monetary fluctuations, including changes in the market values of financial assets and the stability of particular securities markets;

•	changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021;

•	prepayment speeds, loan originations and credit losses;

•	changes in the value of our mortgage servicing rights;

•	sources of liquidity and financial resources in the amounts, at the times, and on the terms required to support our future business;

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

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”, together with its direct and indirect subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, five wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. BMBC and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of Philadelphia (the “FRB”) and the Pennsylvania Department of Banking and Securities. The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

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

These critical accounting policies, along with other significant accounting policies, are presented in Footnote 1 – Summary of Significant Accounting Policies, in the Notes to the audited Consolidated Financial Statements in the 2018 Annual Report.

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

On December 15, 2017 (the “Effective Date”), the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (collectively, the “RBPI Merger”), and the merger of Royal Bank America with and into the Bank, were completed. Consideration totaled $138.7 million, comprised of 3,101,316 shares of BMBC’s common stock, the assumption of 140,224 warrants to purchase BMBC common stock, valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand cash in lieu of fractional shares. Including the effects of any measurement period adjustments in accordance with ASC 805-10, the RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2019, as compared to the same period in 2018, and the changes in its financial condition as of June 30, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•
Net income attributable to the Corporation for the three months ended June 30, 2019 was $15.8 million, an increase of $1.1 million as compared to $14.7 million for the same period in 2018. Diluted earnings per share was $0.78 for the three months ended June 30, 2019 as compared to $0.72 for the same period in 2018.

•
Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended June 30, 2019 were 10.89% and 1.36%, respectively, as compared to ROAE and ROAA of 11.03% and 1.36% respectively, for the same period in 2018.

•	Tax-equivalent net interest income decreased $687 thousand, or 1.8%, to $36.7 million for the three months ended June 30, 2019, as compared to $37.4 million for the same period in 2018.

•
Provision for loan and lease losses (the “Provision”) of $1.6 million for the three months ended June 30, 2019 was a decrease of $1.5 million from the $3.1 million Provision recorded for the same period in 2018.

•	Noninterest income of $20.2 million for the three months ended June 30, 2019 increased $146 thousand as compared to $20.1 million for the same period in 2018.

•
Fees for wealth management services of $11.5 million for the three months ended June 30, 2019 increased $852 thousand as compared to the same period in 2018. Insurance commissions and capital markets revenue of $1.7 million and $1.5 million, respectively, for the three months ended June 30, 2019 decreased $205 thousand and $616 thousand, respectively, as compared to the same period in 2018.

•	Noninterest expense of $35.2 million for the three months ended June 30, 2019 decreased $648 thousand, from $35.8 million for the same period in 2018.

Six Month Results of Operations

•
Net income attributable to the Corporation for the six months ended June 30, 2019 was $26.5 million, a decrease of $3.5 million as compared to $30.0 million for the same period in 2018. Diluted earnings per share was $1.31 for the six months ended June 30, 2019 as compared to $1.47 for the same period in 2018.

•	ROAE and ROAA for the six months ended June 30, 2019 were 9.25% and 1.16%, respectively, as compared to 11.49% and 1.41% respectively, for the same period in 2018.

•	Tax-equivalent net interest income decreased $431 thousand, or 0.6%, to $74.5 million for the six months ended June 30, 2019, as compared to $74.9 million for the same period in 2018.

•	The Provision of $5.4 million for the six months ended June 30, 2019 was an increase of $1.2 million from the $4.2 million Provision recorded for the same period in 2018.

•	Noninterest income of $39.5 million for the six months ended June 30, 2019 decreased $137 thousand as compared to $39.6 million for the same period in 2018.

•
Fees for wealth management services and capital markets revenue of $21.9 million, and $3.7 million, respectively, for the six months ended June 30, 2019 increased $936 thousand and $937 thousand, respectively, as compared to the same period in 2018. Insurance commissions of $3.4 million for the six months ended June 30, 2019 decreased $226 thousand as compared to the same period in 2018.

•	Noninterest expense of $74.9 million for the six months ended June 30, 2019 increased $3.0 million, from $71.9 million for the same period in 2018.

Changes in Financial Condition

•	Total assets of $4.74 billion as of June 30, 2019 increased $84.1 million from $4.65 billion as of December 31, 2018.

•	Total shareholders’ equity of $590.2 million as of June 30, 2019 increased $25.5 million from $564.7 million as of December 31, 2018.

•	Total portfolio loans and leases as of June 30, 2019 were $3.53 billion, an increase of $107.5 million from $3.43 billion as of December 31, 2018.

•
Total non-performing loans and leases of $12.2 million represented 0.34% of portfolio loans and leases as of June 30, 2019 as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018.

•	The $21.2 million Allowance, as of June 30, 2019, represented 0.60% of portfolio loans and leases, as compared to $19.4 million or 0.57% of portfolio loans and leases as of December 31, 2018.

•	Total deposits of $3.63 billion as of June 30, 2019 increased $33.3 million from $3.60 billion as of December 31, 2018.

•	Wealth assets under management, administration, supervision and brokerage as of June 30, 2019 were $14.82 billion, an increase of $1.39 billion from $13.43 billion December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2019 and 2018 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average equity	10.89%	11.03%	9.25%	11.49%
Return on average assets	1.36	1.36	1.16	1.41
Tax-equivalent net interest margin	3.55	3.81	3.65	3.87
Basic earnings per share	$0.78	$0.73	$1.31	$1.48
Diluted earnings per share	0.78	0.72	1.31	1.47
Dividends paid or accrued per share	0.26	0.22	0.51	0.44
Dividends paid or accrued per share to net income per basic common share	33.3%	30.1%	38.9%	29.7%

The following table presents certain key period-end balances and ratios as of June 30, 2019 and December 31, 2018:

(dollars in millions, except per share amounts)	June 30, 2019	December 31, 2018
Book value per share	$29.31	$28.01
Allowance as a percentage of portfolio loans and leases	0.60%	0.57%
Tier I capital to risk weighted assets	11.12	10.92
Loan to deposit ratio	97.3	95.2
Wealth assets under management, administration, supervision and brokerage	$14,815.3	$13,429.5
Portfolio loans and leases	3,534.7	3,427.2
Total assets	4,736.6	4,652.5
Total shareholders’ equity	590.2	564.7

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and six months ended June 30, 2019, as compared to the same period in 2018, and the changes in its financial condition as of June 30, 2019 as compared to December 31, 2018.

Recent Developments

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. On May 1, 2019, the Court rendered a decision in favor of Snyder and ordered Crusader to pay Snyder the amount of $2,190,000 plus interest at the rate of 6% from December 1, 2006. Both sides have filed for appeal with the Superior Court of the Commonwealth of Pennsylvania, and Crusader is considering other strategic options with respect to this matter during the pendency of the appeal. We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and six months ended June 30, 2019 and 2018, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended June 30, 2019 Compared to the Same Period in 2018

For the three months ended June 30, 2019, tax-equivalent net interest income decreased $687 thousand, or 1.8%, to $36.7 million, as compared to $37.4 million for the same period in 2018.

The decrease in tax-equivalent net interest income was primarily due to the $5.2 million increase in interest expense on deposits for the three months ended June 30, 2019 as compared to the same period in 2018. The increase in interest expense on deposits was primarily due to a 67 basis point increase in the rate paid on deposits as compared to the same period in 2018. The increase in rate paid was related to the competitive dynamics in the markets in which we operate and certain promotional interest rates offered during the first and second quarters of 2019. A $305.6 million increase in average interest-bearing deposits also contributed to the increase in interest expense on deposits.

Partially offsetting the increase in interest expense on deposits were increases of $3.1 million and $507 thousand in tax-equivalent interest income and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, and decreases of $628 thousand and $221 thousand in interest expense on short-term borrowings and long-term FHLB advances, respectively, for the three months ended June 30, 2019 as compared to the same period in 2018.

The $3.1 million increase in tax-equivalent interest and fees on loans and leases was primarily related to the $170.9 million increase in average loans to $3.52 billion for the three months ended June 30, 2019 from $3.35 billion for the three months ended June 30, 2018 coupled with an 11 basis point increase on the yield on loans and leases over the same period.

The $507 thousand increase in tax-equivalent interest income on available for sale investment securities was primarily related to the $35.3 million increase in average available for sale investment securities for the second quarter of 2019 as compared to the second quarter of 2018 coupled with a 22 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on short-term borrowings and long-term FHLB advances for the three months ended June 30, 2019 decreased $628 thousand and $221 thousand, respectively as compared to the same period in 2018. Average short-term borrowings and average long-term FHLB advances decreased $136.8 million and $49.6 million, respectively, offset by a 17 and 13 basis point increase in the rate paid on short-term borrowings and long-term FHLB advances, respectively, as compared to the same period in 2018.

Six Months Ended June 30, 2019 Compared to the Same Period in 2018

For the six months ended June 30, 2019, tax-equivalent net interest income decreased $431 thousand, or 0.6%, to $74.5 million, as compared to $74.9 million for the same period in 2018.

The decrease in tax-equivalent net interest income was primarily due to the $9.8 million increase in interest expense on deposits for the six months ended June 30, 2019 as compared to the same period in 2018. The increase in interest expense on deposits was primarily due to a 66 basis point increase in the rate paid on deposits as compared to the same period in 2018. The increase in rate paid was related to the competitive dynamics in the markets in which we operate and certain promotional interest rates offered during the first and second quarters of 2019. A $270.2 million increase in average interest-bearing deposits also contributed to the increase in interest expense on deposits.

Partially offsetting the increase in interest expense on deposits were increases of $7.3 million and $1.2 million in tax-equivalent interest income and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, and decreases of $505 thousand and $315 thousand in interest expense on long-term FHLB advances and short-term borrowings, respectively, for the six months ended June 30, 2019 as compared to the same period in 2018.

The $7.3 million increase in tax-equivalent interest and fees on loans and leases was primarily related to the $178.7 million increase in average loans to $3.50 billion for the six months ended June 30, 2019 from $3.32 billion for the six months ended June 30, 2018 coupled with a 17 basis point increase on the yield on loans and leases over the same period.

The $1.2 million increase in tax-equivalent interest income on available for sale investment securities was primarily related to the $34.8 million increase in average available for sale investment securities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 coupled with a 30 basis point increase in the yield on available for sale investment securities over the same period.

Interest expense on long-term FHLB advances and short-term borrowings for the six months ended June 30, 2019 decreased $505 thousand and $315 thousand, respectively as compared to the same period in 2018. Average long-term FHLB advances and average short-term borrowings decreased $59.0 million and $76.2 million, respectively, offset by a 17 and 60 basis point increase in the rate paid on long-term FHLB advances and short-term borrowings, respectively, as compared to the same period in 2018.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	For the Three Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$37,843	$73	0.77%	$37,215	$64	0.69%
Investment securities - available for sale:
Taxable	560,999	3,400	2.43	514,966	2,843	2.21
Tax-exempt(4)	7,530	43	2.29	18,215	93	2.05
Total investment securities – available for sale	568,529	3,443	2.43	533,181	2,936	2.21
Investment securities – held to maturity	10,417	71	2.73	7,866	58	2.96
Investment securities – trading	8,572	24	1.12	8,202	22	1.08
Loans and leases(1)(2)(3)(4)	3,524,219	44,903	5.11	3,353,339	41,782	5.00
Total interest-earning assets	4,149,580	48,514	4.69	3,939,803	44,862	4.57
Cash and due from banks	13,725			7,153
Allowance for loan and lease losses	(20,844)			(18,043)
Other assets	509,164			415,628
Total assets	$4,651,625			$4,344,541
Liabilities:
Savings, NOW, and market rate accounts	$1,928,755	$5,040	1.05	$1,722,328	$2,073	0.48
Wholesale deposits	345,782	2,143	2.49	233,714	973	1.67
Retail time deposits	520,317	2,472	1.91	533,254	1,453	1.09
Total interest-bearing deposits	2,794,854	9,655	1.39	2,489,296	4,499	0.72
Short-term borrowings	68,529	357	2.09	205,323	985	1.92
Long-term FHLB advances	52,397	269	2.06	102,023	490	1.93
Subordinated notes	98,587	1,144	4.65	98,463	1,143	4.66
Junior subordinated debt	21,637	352	6.53	21,470	321	6.00
Total interest-bearing liabilities	3,036,004	11,777	1.56	2,916,575	7,438	1.02
Noninterest-bearing deposits	909,945			841,676
Other liabilities	124,211			52,389
Total noninterest-bearing liabilities	1,034,156			894,065
Total liabilities	4,070,160			3,810,640
Shareholders’ equity	581,465			533,901
Total liabilities and shareholders’ equity	$4,651,625			$4,344,541
Net interest spread			3.13			3.55
Effect of noninterest-bearing sources			0.42			0.26
Net interest income/margin on earning assets(4)		$36,737	3.55		$37,424	3.81
Tax-equivalent adjustment(4)		$126	0.01%		$108	0.01%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $634 thousand and $421 thousand for the three months ended June 30, 2019 and 2018, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018.

	For the Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$35,306	$205	1.17%	$37,627	$117	0.63%
Investment securities - available for sale:
Taxable	552,391	6,763	2.47	506,887	5,472	2.18
Tax-exempt(4)	8,656	98	2.28	19,352	193	2.01
Total investment securities – available for sale	561,047	6,861	2.47	526,239	5,665	2.17
Investment securities – held to maturity	9,615	138	2.89	7,889	116	2.97
Investment securities – trading	8,103	46	1.14	8,270	43	1.05
Loans and leases(1)(2)(3)(4)	3,501,107	89,861	5.18	3,322,447	82,536	5.01
Total interest-earning assets	4,115,178	97,111	4.76	3,902,472	88,477	4.57
Cash and due from banks	14,068			8,916
Allowance for loan and lease losses	(20,368)			(17,837)
Other assets	489,794			402,086
Total assets	$4,598,672			$4,295,637
Liabilities:
Savings, NOW, and market rate accounts	$1,863,790	$8,804	0.95	$1,701,732	$3,552	0.42
Wholesale deposits	344,247	4,155	2.43	232,508	1,706	1.48
Retail time deposits	526,820	4,793	1.83	530,378	2,713	1.03
Total interest-bearing deposits	2,734,857	17,752	1.31	2,464,618	7,971	0.65
Short-term borrowings	112,844	1,300	2.32	189,019	1,615	1.72
Long-term FHLB advances	53,883	547	2.05	112,911	1,052	1.88
Subordinated notes	98,564	2,289	4.68	98,447	2,286	4.68
Junior subordinated debt	21,616	710	6.62	21,450	609	5.73
Total interest-bearing liabilities	3,021,764	22,598	1.51	2,886,445	13,533	0.95
Noninterest-bearing deposits	890,941			840,571
Other liabilities	109,165			42,482
Total noninterest-bearing liabilities	1,000,106			883,053
Total liabilities	4,021,870			3,769,498
Shareholders’ equity	576,802			526,139
Total liabilities and shareholders’ equity	$4,598,672			$4,295,637
Net interest spread			3.25			3.62
Effect of noninterest-bearing sources			0.40			0.25
Net interest income/margin on earning assets(4)		$74,513	3.65		$74,944	3.87
Tax-equivalent adjustment(4)		$255	0.01%		$189	0.01%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $919 thousand and $699 thousand for the six months ended June 30, 2019 and 2018, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2019 as compared to the same period in 2018, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2019 Compared to 2018
(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$1	$8	$9	$(21)	$109	$88
Investment securities - taxable	299	273	572	525	791	1,316
Investment securities -nontaxable	(80)	30	(50)	(128)	33	(95)
Loans and leases	2,147	974	3,121	4,400	2,925	7,325
Total interest income	2,367	1,285	3,652	4,776	3,858	8,634
Interest expense:
Savings, NOW and market rate accounts	245	2,722	2,967	339	4,913	5,252
Wholesale deposits	465	705	1,170	822	1,627	2,449
Retail time deposits	(240)	1,259	1,019	(55)	2,135	2,080
Short-term borrowings	(824)	196	(628)	(1,100)	785	(315)
Long-term FHLB advances	(334)	113	(221)	(636)	131	(505)
Subordinated notes	8	(7)	1	3	—	3
Junior subordinated debt	2	29	31	5	96	101
Total interest expense	(678)	5,017	4,339	(622)	9,687	9,065
Interest differential	$3,045	$(3,732)	$(687)	$5,398	$(5,829)	$(431)

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2019 and 2018.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.55% for the three months ended June 30, 2019 was a 26 basis point decrease from 3.81% for the same period in 2018. The main driver for the decrease in the tax-equivalent net interest margin was the rate and volume increases of interest-bearing deposits.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
2nd Quarter 2019	4.69%	1.56%	3.13%	0.42%	3.55%
1st Quarter 2019	4.83	1.46	3.37	0.38	3.75
4th Quarter 2018	4.74	1.30	3.44	0.35	3.79
3rd Quarter 2018	4.54	1.16	3.38	0.31	3.69
2nd Quarter 2018	4.57	1.02	3.55	0.26	3.81

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2019		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2018
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,443	2.97%	$5,644	3.74%
+200 basis points	2,974	1.99	3,734	2.47
+100 basis points	1,521	1.02	1,860	1.23
-100 basis points	(5,842)	(3.90)	(6,546)	(4.34)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2019 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of June 30, 2019 than it was as of December 31, 2018. The decrease in sensitivity is related to an increase in in interest bearing deposits that can increase with market rates. The reduction in sensitivity in the 100 basis point decrease in rates is also related to the ability to decrease rates more quickly on interest bearing deposits when market rates decline.

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

Non-maturity deposits (demand deposits in particular) are recognized by the industry to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the industry practice has suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. These assumptions are also reflected in the above interest rate simulation. The following table presents the Corporation’s gap analysis as of June 30, 2019:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$49.6	$—	$—	$—	$—	$49.6
Investment securities(1)	34.0	66.1	345.1	161.6	—	606.8
Loans and leases(2)	1,466.1	381.4	1,328.3	365.2	—	3,541.0
Allowance	—	—	—	—	(21.2)	(21.2)
Cash and due from banks	—	—	—	—	13.7	13.7
Operating lease right-of-use assets	0.8	2.3	10.7	29.3	—	43.1
Other assets	—	—	—	—	503.5	503.5
Total assets	1,550.5	449.8	1,684.1	556.1	496.0	4,736.5
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	26.4	79.3	274.6	560.6	—	940.9
Savings, NOW and market rate	83.3	249.9	765.7	876.7	—	1,975.6
Time deposits	88.8	257.6	154.6	1.7	—	502.7
Wholesale non-maturity deposits	100.0	—	—	—	—	100.0
Wholesale time deposits	92.8	20.0	0.4	—	—	113.2
Short-term borrowings	207.8	—	—	—	—	207.8
Long-term FHLB advances	3.2	25.0	19.8	—	—	47.9
Subordinated notes	—	—	98.6	—	—	98.6
Junior subordinated debentures	21.7	—	—	—	—	21.7
Operating lease liabilities	0.8	2.5	11.7	32.4	—	47.4
Other liabilities	—	—	—	—	90.6	90.6
Shareholders’ equity	21.1	63.2	337.2	168.7	—	590.2
Total liabilities and shareholders’ equity	645.9	697.5	1,662.6	1,640.1	90.6	4,736.5
Interest-earning assets	1,549.7	447.5	1,673.4	526.8	—	4,197.4
Interest-bearing liabilities	597.6	552.5	1,039.1	878.4	—	3,067.4
Difference between interest-earning assets and interest-bearing liabilities	952.1	(105.0)	634.3	(351.6)	—	1,130.0
Cumulative difference between interest earning assets and interest-bearing liabilities	$952.1	$847.1	$1,481.5	$1,129.9	$—	$1,130.0
Cumulative earning assets as a % of cumulative interest-bearing liabilities	259%	174%	168%	137%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended June 30, 2019, the Corporation recorded a Provision of $1.6 million which was a $1.5 million decrease as compared to the same period in 2018. The decrease in Provision was related to the smaller volume of loan and lease growth during the second quarter of 2019 as compared to the same period in 2018. Net loan and lease growth during the second quarter of 2019 totaled $11.2 million, as compared to $83.7 million for the same period in 2018. Net charge-offs for the second quarter of 2019 were $1.1 million as compared to $1.4 million for the same period in 2018.

For the six months ended June 30, 2019, the Corporation recorded a Provision of $5.4 million which was a $1.2 million increase as compared to the same period in 2018. The increase in Provision was largely related to the increase in net charge-offs of loans and leases for which a specific Allowance had not been previously established. Net charge-offs for the six months ended June 30, 2019 were $3.6 million, as compared to $2.3 million for the same period in 2018.

Asset Quality and Analysis of Credit Risk

As of June 30, 2019, total nonperforming loans and leases decreased by $0.6 million to $12.2 million, representing 0.34% of portfolio loans and leases, as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018. The decrease in nonperforming loans and leases was related to the addition of $8.6 million of new nonperforming loans and leases during the six months ended June 30, 2019, offset by pay-offs and pay-downs of $4.7 million, charge-offs of $1.6 million, upgrades to performing status of $545 thousand, foreclosures added to OREO of $72 thousand and the sale of $2.4 million of loans and leases classified as nonperforming as of December 31, 2018. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of June 30, 2019, the Allowance of $21.2 million represented 0.60% of portfolio loans and leases, an increase of 3 basis points from December 31, 2018. The Allowance on originated (non-acquired) portfolio loans, as a percentage of originated (non-acquired) portfolio loans, was 0.68% as of June 30, 2019 as compared to 0.67% as of December 31, 2018. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of June 30, 2019, the Corporation had $9.3 million of TDRs, of which $5.1 million were in compliance with the modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $11.0 million of TDRs, of which $9.7 million were in compliance with the modified terms, and were excluded from non-performing loans and leases. The decrease in TDRs during the six months ended June 30, 2019 was primarily the result of $1.7 million of charge-offs, to net realizable value, of loans designated as TDRs as of December 31, 2018. As a result of this partial charge-off of TDRs, the remaining balances of these loans, which had previously been included as in compliance with modified terms, were moved to non-performing status.
As of June 30, 2019, the Corporation had a recorded investment of $17.3 million of impaired loans and leases which included $9.3 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2018 totaled $22.6 million which included $11.0 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Nonperforming Assets:
Nonperforming loans and leases	$12,179	$12,820
Other real estate owned	155	417
Total nonperforming assets	$12,334	$13,237

Troubled Debt Restructurings:
TDRs included in non-performing loans	$4,190	$1,217
TDRs in compliance with modified terms	5,141	9,745
Total TDRs	$9,331	$10,962

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	173.9%	151.5%
Nonperforming loans and leases to total portfolio loans and leases	0.34	0.37
Allowance for loan and lease losses to total portfolio loans and leases	0.60	0.57
Nonperforming assets to total loans and leases and OREO	0.35	0.39
Nonperforming assets to total assets	0.26	0.28
Total portfolio loans and leases	$3,534,665	$3,427,154
Allowance for loan and lease losses	21,182	19,426

NONINTEREST INCOME

Three Months Ended June 30, 2019 Compared to the Same Period in 2018

Noninterest income of $20.2 million for the three months ended June 30, 2019 increased $146 thousand as compared to $20.1 million for the same period in 2018. Increases of $852 thousand and $224 thousand in fees for wealth management services and net gain on sale of loans, respectively, were partially offset by decreases of $616 thousand and $205 thousand of capital markets revenue and insurance commissions, respectively.

Six Months Ended June 30, 2019 Compared to the Same Period in 2018

Noninterest income of $39.5 million for the six months ended June 30, 2019 decreased $137 thousand as compared to $39.6 million for the same period in 2018. Decreases of $1.5 million, $311 thousand, $226 thousand, and $214 thousand in other operating income, net gain on sale of OREO, insurance commissions, and dividends on FHLB and FRB stocks, respectively, were partially offset by increases of $937 thousand and $936 thousand in capital markets revenue and fees for wealth management services, respectively. The decrease in other operating income was primarily due to $3.0 million of recoveries of purchase accounting fair value marks resulting from the pay offs of purchased credit impaired loans acquired in the RBPI merger for the six months ended June 30, 2018 as compared to $48 thousand for the six months ended June 30, 2018. The increase in fees for wealth management services was primarily due to the $1.41 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2018 and June 30, 2019.

The following table provides details of other operating income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Visa debit card income	$431	$469	$850	$856
BOLI income	303	298	597	576
Commissions and fees	344	470	699	725
Safe deposit box rentals	87	96	171	187
Other investment income	411	125	447	147
Rental income	7	45	16	88
Gain on trading investments	214	84	946	419
Recovery of purchase accounting fair value loan mark	36	710	48	3,004
Miscellaneous other income	1,219	737	2,125	1,370
Other operating income	$3,052	$3,034	$5,899	$7,372

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage originations	$49,617	$35,763	$84,058	$61,818
Mortgage loans sold:
Servicing retained	—	—	—	1,850
Servicing released	21,979	25,892	31,197	41,848
Total mortgage loans sold	$21,979	$25,892	$31,197	$43,698
Percentage of originated mortgage loans sold	44.3%	72.4%	37.1%	70.7%
Servicing retained %	—	—	—	4.2
Servicing released %	100.0	100.0	100.0	95.8
Residential mortgage loans serviced for others	$545,743	$614,259	$545,743	$614,259
Mortgage servicing rights	4,744	5,511	4,744	5,511
Gain on sale of mortgage loans	622	419	883	764
Loan servicing and other fees	553	475	1,162	1,161
Amortization of MSRs	156	196	276	417
(Impairment) / Recovery of MSRs	(10)	1	(27)	51

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Market value	$6,346,861	$6,232,651	$5,764,189	$6,032,831	$5,779,774
Fixed fee	8,468,437	8,503,861	7,665,355	7,880,433	7,624,949
Total	$14,815,298	$14,736,512	$13,429,544	$13,913,264	$13,404,723

	Percentage of Wealth Assets as of:
Fee Basis	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Market value	42.8%	42.3%	42.9%	43.4%	43.1%
Fixed fee	57.2%	57.7%	57.1%	56.6%	56.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Market value	$7,802	$7,618	$7,801	$7,841	$7,620
Fixed fee	3,708	2,774	3,217	2,501	3,038
Total	$11,510	$10,392	$11,018	$10,342	$10,658

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Market value	67.8%	73.3%	70.8%	75.8%	71.5%
Fixed fee	32.2%	26.7%	29.2%	24.2%	28.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended June 30, 2019 Compared to the Same Period in 2018

Noninterest expense for the three months ended June 30, 2019 decreased $648 thousand, to $35.2 million, as compared to the same period in 2018. Contributing to the decrease were decreases of $3.1 million and $448 thousand in due diligence, merger-related and merger integration expenses and other operating expenses, respectively. Partially offsetting these decreases were increases of $798 thousand, $499 thousand, $440 thousand, and $428 thousand in salaries and wages, furniture, fixtures and equipment expenses, employee benefits, and occupancy and bank premises expense, respectively.

Six Months Ended June 30, 2019 Compared to the Same Period in 2018

Noninterest expense for the six months ended June 30, 2019 increased $3.0 million, to $74.9 million, as compared to the same period in 2018. Contributing to the increase were increases of $5.7 million and $898 thousand in salaries and wages and employee benefits, respectively. During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation, the Bank or one of their subsidiaries. The increases in salaries and wages and employee benefits were largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019. Also contributing to the increase were increases of $990 thousand, $956 thousand, $782 thousand, and $630 thousand in furniture, fixtures and equipment expenses, professional fees, other operating expenses, and occupancy and bank premises expenses, respectively. Partially offsetting these increases in noninterest expense was a decrease of $7.4 million in due diligence, merger-related and merger integration expenses for the six months ended June 30, 2019 as compared to the same period in 2018.

The following table provides details of other operating expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Contributions	$410	$441	$754	$629
Deferred compensation expense	178	171	721	252
Director fees	141	177	286	338
Dues and subscriptions	524	250	819	507
FDIC insurance	509	552	910	752
Insurance	217	214	431	441
Loan processing	199	273	451	297
Miscellaneous other expenses	744	1,318	1,613	2,127
MSR amortization and impairment	166	195	303	366
Other taxes	33	24	123	37
Outsourced services	65	67	130	133
Wealth custodian fees	98	113	216	236
Postage	188	192	390	355
Stationary and supplies	120	111	256	263
Telephone and data lines	446	531	870	936
Temporary help and recruiting	174	58	380	157
Travel and entertainment	336	298	509	476
Other operating expenses	$4,548	$4,985	$9,162	$8,302

INCOME TAXES

Income before income taxes increased $1.6 million for the three months ended June 30, 2019 as compared to the same period in 2018, which resulted in a reduction of income tax expense of $516 thousand for the three months ended June 30, 2019 as compared to the same period in 2018. Income tax expense for the three months ended June 30, 2019 and June 30, 2018 included net discrete tax benefits from stock-based compensation of $16 thousand and $111 thousand, respectively. The effective tax rate for the three months ended June 30, 2019 increased to 21.2% from 20.2% for the same period in 2018.

Income before income taxes decreased $4.9 million for the six months ended June 30, 2019 as compared to the same period in 2018, which resulted in a reduction of income tax expense of $1.4 million for the six months ended June 30, 2019 as compared to the same period in 2018. Income tax expense for the six months ended June 30, 2019 included a net discrete tax benefit from stock-based compensation of $129 thousand as compared to a net discrete tax expense of $118 thousand as a result of excess tax benefits from stock-based compensation as well as the re-measurement of deferred tax items related to Tax Reform. The effective tax rate for the six months ended June 30, 2019 decreased to 20.9% from 21.8% for the same period in 2018.

BALANCE SHEET ANALYSIS

Total assets of $4.74 billion as of June 30, 2019 increased $84.1 million from $4.65 billion as of December 31, 2018. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2019 to December 31, 2018:

	June 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,755,798	49.7%	$1,657,436	48.4%	$98,362	5.9%
Home equity lines & loans	203,852	5.8%	207,351	6.1%	(3,499)	(1.7)%
Residential mortgage	506,093	14.3%	494,355	14.4%	11,738	2.4%
Construction	152,554	4.3%	181,078	5.3%	(28,524)	(15.8)%
Commercial and industrial	704,167	19.9%	695,584	20.3%	8,583	1.2%
Consumer	49,335	1.4%	46,814	1.4%	2,521	5.4%
Leases	162,866	4.6%	144,536	4.2%	18,330	12.7%
Total portfolio loans and leases	3,534,665	100.0%	3,427,154	100.0%	107,511	3.1%
Loans held for sale	6,333		1,749		4,584	262.1%
Total loans and leases	$3,540,998		$3,428,903		$112,095	3.3%

Investment Securities

Investment securities available for sale as of June 30, 2019 totaled $588.1 million, as compared to $737.4 million as of December 31, 2018. The decrease was primarily related to the maturing of $200.0 million of short-term U.S. Treasury securities in the first quarter of 2019.

Deposits

Deposits as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$745,134	20.5%	$664,749	18.5%	$80,385	12.1%
Money market	966,596	26.6	862,644	24.0	103,952	12.1
Savings	263,830	7.3	247,081	6.9	16,749	6.8
Retail time deposits	502,745	13.8	542,702	15.1	(39,957)	(7.4)
Wholesale non-maturity deposits	100,047	2.8	55,031	1.5	45,016	81.8
Wholesale time deposits	113,150	3.1	325,261	9.0	(212,111)	(65.2)
Interest-bearing deposits	2,691,502	74.1	2,697,468	74.9	(5,966)	(0.2)
Noninterest-bearing deposits	940,911	25.9	901,619	25.1	39,292	4.4
Total deposits	$3,632,413	100.0	$3,599,087	100.0	$33,326	0.9

Borrowings

Borrowings as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$207,828	55.3%	$252,367	59.0%	$(44,539)	(17.6)%
Long-term FHLB advances	47,941	12.7%	55,374	12.9%	(7,433)	(13.4)%
Subordinated notes	98,616	26.2%	98,526	23.0%	90	0.1%
Junior subordinated debentures	21,665	5.8%	21,580	5.0%	85	0.4%
Total borrowed funds	$376,050	100.0%	$427,847	100.0%	$(51,797)	(12.1)%

Capital

Consolidated shareholders' equity of the Corporation was $590.2 million, or 12.5% of total assets, as of June 30, 2019, as compared to $564.7 million, or 12.1% of total assets, as of December 31, 2018. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements to be considered “Well Capitalized” by regulators as of June 30, 2019 and December 31, 2018:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2019

Total capital to risk weighted assets:
BMBC	$521,562	14.44%	$361,110	10.00%
Bank	448,243	12.42	360,853	10.00
Tier I capital to risk weighted assets:
BMBC	401,630	11.12	288,888	8.00
Bank	426,927	11.83	288,682	8.00
Common equity Tier I risk weighted assets:
BMBC	380,658	10.54	234,721	6.50
Bank	426,927	11.83	234,554	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	401,630	9.04	222,241	5.00
Bank	426,927	9.61	222,022	5.00

December 31, 2018

Total capital to risk weighted assets:
BMBC	500,375	14.30	349,918	10.00
Bank	419,136	11.99	349,692	10.00
Tier I capital to risk weighted assets:
BMBC	382,151	10.92	279,934	8.00
Bank	399,438	11.42	279,754	8.00
Common equity Tier I risk weighted assets:
BMBC	361,256	10.32	227,446	6.50
Bank	399,438	11.42	227,300	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	382,151	9.06	210,830	5.00
Bank	399,438	9.48	216,615	5.00

The capital ratios for the Bank and BMBC, as of June 30, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” Excluding BMBC's Tier I leverage ratio, all regulatory capital ratios increased from their December 31, 2018 levels primarily as a result of the increase in retained earnings, and partially offset by the adoption of ASU 2016-02 (Topic 842), “Leases”, which resulted in $43.1 million of operating lease right-of-use assets being risk weighted at 100% as of June 30, 2019.

Liquidity

BMBC’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and the FRB, maintaining a highly liquid investment portfolio, and purchasing and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2019	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2018	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,364.1	84.9%	$1,245.4	74.4%	$118.7	9.5%
FRB of Philadelphia	164.2	100.0	140.4	100.0	23.8	17.0
Fed Funds Lines (seven banks)	79.0	100.0	79.0	100.0	—	—
Total	$1,607.3	86.9	$1,464.8	77.6	$142.5	9.7

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with IND to provide up to $55 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $49.9 million in balances as of June 30, 2019 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.9 million and $7.9 million for the three and six months ended June 30, 2019, as compared to PTSP of $4.4 million and $8.5 million for the same periods in 2018. The Wealth Management segment provided 24.7% and 23.5% of the Corporation’s pre-tax profit for the three and six months ended June 30, 2019, as compared to 24.0% and 22.3% for the same periods in 2018. For the three and six month periods ended June 30, 2019, fees for wealth management services increased and insurance commissions decreased as compared to the same periods in 2018.

The Banking segment recorded a PTSP of $15.1 million and $25.6 million for the three and six months ended June 30, 2019, as compared to PTSP of $14.0 million and $29.8 million for the same periods in 2018. The Banking segment provided 75.3% and 76.5% of the Corporation’s pre-tax profit for the three and six month periods ended June 30, 2019, as compared to 76.0% and 77.7% for the same periods in 2018.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2019 were $738.9 million, as compared to $867.2 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2019 amounted to $36.0 million, as compared to $21.2 million at December 31, 2018.

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

Contractual Cash Obligations of the Corporation as of June 30, 2019:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$3,016,518	$3,016,518	$—	$—	$—
Wholesale and retail time deposit	615,895	459,069	145,966	10,058	802
Short-term borrowings	207,828	207,828	—	—	—
Long-term FHLB Advances	47,941	28,104	19,837	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	61,936	4,961	8,997	8,150	39,828
Purchase obligations	9,669	6,240	3,429	—	—
Total	$4,085,587	$3,722,720	$178,229	$18,208	$166,430

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief

Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019.

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

ITEM 1A. Risk Factors

For information regarding risk factors affecting the Corporation, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our 2018 Annual Report, which is supplemented by the additional risk factor set forth below. There have been no material changes to the risk factors described in our 2018 Annual Report.

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2019:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2019 – April 30, 2019	17,013	$36.59	16,725	996,169
May 1, 2019 – May 31, 2019	24,645	$37.89	24,645	971,524
June 1, 2019 – June 30, 2019	2,230	$36.92	—	971,524
Total	43,888	$37.34	41,370

(1)	On June 30, 2019, 2,230 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)	Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 288 shares on April 4, 2019.

(3)
On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) pursuant to which the Corporation was authorized to repurchase up to 1,200,000 shares of BMBC's common stock, at an aggregate purchase price not to exceed $40 million. All share repurchases under the 2015 Program were accomplished in open market transactions. As of June 30, 2019, there were no shares remaining authorized for repurchase under the 2015 Program as the 2015 Program completed in the second quarter of 2019.

(4)
On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019 upon the completion of BMBC's existing 2015 Program. All share repurchases during the period presented under the 2019 Program were accomplished in open market transactions. As of June 30, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 971,524, at an aggregate purchase price not to exceed $43.9 million.

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
10.1
2019 Standard Form of Restricted Stock Unit Agreement for Executives (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation's Form 10-Q filed with the SEC on May 8, 2019

10.2
2019 Standard Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Corporation's Form 10-Q filed with the SEC on May 8, 2019

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRYN MAWR BANK CORPORATION

Date: August 7, 2019	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)