Form 10-Q
period 2019-09-30
BRYN MAWR BANK CORP
filed 2019-11-06
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________
 Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934 ☒

For Quarter ended September 30, 2019

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 1, 2019
Common Stock, par value $1	20,124,193

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$8,582	$14,099
Interest bearing deposits with banks	86,158	34,357
Cash and cash equivalents	94,740	48,456
Investment securities available for sale, at fair value (amortized cost of $599,199 and $745,328 as of September 30, 2019 and December 31, 2018, respectively)	604,181	737,442
Investment securities held to maturity, at amortized cost (fair value of $13,015 and $8,438 as of September 30, 2019 and December 31, 2018, respectively)	12,947	8,684
Investment securities, trading	8,324	7,502
Loans held for sale	5,767	1,749
Portfolio loans and leases, originated	3,137,769	2,885,251
Portfolio loans and leases, acquired	402,978	541,903
Total portfolio loans and leases	3,540,747	3,427,154
Less: Allowance for originated loan and lease losses	(20,675)	(19,329)
Less: Allowance for acquired loan and lease losses	(102)	(97)
Total allowance for loans and lease losses	(20,777)	(19,426)
Net portfolio loans and leases	3,519,970	3,407,728
Premises and equipment, net	66,439	65,648
Operating lease right-of-use assets	42,200	—
Accrued interest receivable	12,746	12,585
Mortgage servicing rights	4,580	5,047
Bank owned life insurance	58,749	57,844
Federal Home Loan Bank stock	16,148	14,530
Goodwill	184,012	184,012
Intangible assets	20,084	23,455
Other investments	16,683	16,526
Other assets	161,071	61,277
Total assets	$4,828,641	$4,652,485
Liabilities
Deposits:
Noninterest-bearing	$904,409	$901,619
Interest-bearing	2,794,079	2,697,468
Total deposits	3,698,488	3,599,087

Short-term borrowings	203,471	252,367
Long-term FHLB advances	44,735	55,374
Subordinated notes	98,660	98,526
Junior subordinated debentures	21,709	21,580
Operating lease liabilities	46,506	—
Accrued interest payable	9,015	6,652
Other liabilities	105,122	54,195
Total liabilities	4,227,706	4,087,781
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,645,745 and 24,545,348 shares as of September 30, 2019 and December 31, 2018, respectively and outstanding of 20,124,193 and 20,163,816 as of September 30, 2019 and December 31, 2018, respectively	24,646	24,545
Paid-in capital in excess of par value	377,806	374,010
Less: Common stock in treasury at cost - 4,521,552 and 4,381,532 shares as of September 30, 2019 and December 31, 2018, respectively	(81,089)	(75,883)
Accumulated other comprehensive income (loss), net of tax	2,698	(7,513)
Retained earnings	277,568	250,230
Total Bryn Mawr Bank Corporation shareholders' equity	601,629	565,389
Noncontrolling interest	(694)	(685)
Total shareholders' equity	600,935	564,704
Total liabilities and shareholders' equity	$4,828,641	$4,652,485

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2019	2018	2019	2018
Interest income:
Interest and fees on loans and leases	$45,527	$42,103	$135,147	$124,481
Interest on cash and cash equivalents	143	64	348	181
Interest on investment securities:
Taxable	3,870	2,993	10,814	8,621
Non-taxable	31	71	115	233
Dividends	2	2	5	5
Total interest income	49,573	45,233	146,429	133,521
Interest expense:
Interest on deposits	9,510	5,533	27,262	13,504
Interest on short-term borrowings	937	1,096	2,237	2,711
Interest on FHLB advances and other borrowings	243	394	790	1,446
Interest on subordinated notes	1,145	1,144	3,434	3,430
Interest on junior subordinated debentures	340	337	1,050	946
Total interest expense	12,175	8,504	34,773	22,037
Net interest income	37,398	36,729	111,656	111,484
Provision for loan and lease losses	919	664	6,282	4,831
Net interest income after provision for loan and lease losses	36,479	36,065	105,374	106,653
Noninterest income:
Fees for wealth management services	10,826	10,343	32,728	31,309
Insurance commissions	1,842	1,754	5,211	5,349
Capital markets revenue	2,113	710	5,821	3,481
Service charges on deposits	856	726	2,516	2,191
Loan servicing and other fees	555	559	1,717	1,720
Net gain on sale of loans	674	631	1,745	1,677
Net gain on sale of investment securities available for sale	—	—	—	7
Net (loss) gain on sale of other real estate owned ("OREO")	(12)	5	(36)	292
Dividends on FHLB and FRB stock	346	375	1,073	1,316
Other operating income	2,255	3,171	8,154	10,543
Total noninterest income	19,455	18,274	58,929	57,885
Noninterest expenses:
Salaries and wages	17,765	16,528	55,704	48,750
Employee benefits	3,288	3,356	10,771	9,941
Occupancy and bank premises	3,008	2,717	9,385	8,464
Furniture, fixtures, and equipment	2,335	2,070	7,292	6,037
Advertising	587	349	1,506	1,179
Amortization of intangible assets	954	891	2,848	2,659
Due diligence, merger-related and merger integration expenses	—	389	—	7,761
Professional fees	1,044	997	3,680	2,677
Pennsylvania bank shares tax	514	472	1,436	1,418
Data processing	1,377	1,155	4,000	3,602
Other operating expenses	4,301	4,668	13,463	12,970
Total noninterest expenses	35,173	33,592	110,085	105,458
Income before income taxes	20,761	20,747	54,218	59,080
Income tax expense	4,402	4,066	11,405	12,419
Net income	$16,359	$16,681	$42,813	$46,661
Net (loss) income attributable to noncontrolling interest	(1)	(1)	(9)	5
Net income attributable to Bryn Mawr Bank Corporation	$16,360	$16,682	$42,822	$46,656
Basic earnings per common share	$0.81	$0.82	$2.13	$2.31
Diluted earnings per common share	$0.81	$0.82	$2.12	$2.28
Dividends paid or accrued per common share	$0.26	$0.25	$0.77	$0.69
Weighted-average basic shares outstanding	20,132,117	20,270,706	20,148,289	20,237,757
Dilutive shares	76,513	167,670	88,042	206,318
Adjusted weighted-average diluted shares	20,208,630	20,438,376	20,236,331	20,444,075

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income attributable to Bryn Mawr Bank Corporation	$16,360	$16,682	$42,822	$46,656

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $261, $(616), $2,702, and $(2,337), respectively	983	(2,319)	10,164	(8,792)
Reclassification adjustment for net (gain) on sale realized in net income, net of tax expense of $0, $0, $0, and $1 respectively	—	—	—	(6)
Reclassification adjustment for net (gain) realized on transfer of investment securities available for sale to trading, net of tax expense of $0, $0, $0, and $88 respectively	—	—	—	(329)
Unrealized investment gains (losses), net of tax expense (benefit) of $261, $(616), $2,702, and $(2,426), respectively	983	(2,319)	10,164	(9,127)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $4, $28, $12, and $37, respectively	15	108	47	139

Total other comprehensive income (loss)	998	(2,211)	10,211	(8,988)

Total comprehensive income	$17,358	$14,471	$53,033	$37,668

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$42,822	$46,656
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,282	4,831
Depreciation of fixed assets	5,719	4,584
Amortization of operating lease right-of-use assets	2,744	—
Net amortization of investment premiums and discounts	1,987	2,373
Net gain on sale of investment securities available for sale	—	(7)
Net gain on sale of loans	(1,745)	(1,677)
Stock based compensation	2,921	1,944
Amortization and net impairment of mortgage servicing rights	467	549
Net accretion of fair value adjustments	(3,843)	(7,023)
Amortization of intangible assets	2,848	2,659
Impairment of OREO and other repossessed assets	—	6
Net loss (gain) on sale of OREO	36	(292)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(905)	(876)
Other, net	(418)	(344)
Loans originated for sale	(65,373)	(72,545)
Proceeds from loans sold	65,939	73,650
Provision for deferred income taxes	446	4,768
Change in income taxes payable/receivable, net	6,147	6,033
Change in accrued interest receivable	(161)	1,014
Change in accrued interest payable	2,363	3,666
Change in operating lease liabilities	(2,613)	—
Change in other assets	(107,390)	(5,704)
Change in other liabilities	54,348	(1,339)
Net cash provided by operating activities	12,621	62,926

Investing activities:
Purchases of investment securities available for sale	(219,735)	(115,381)
Purchases of investment securities held to maturity	(4,868)	(1,328)
Proceeds from maturity and paydowns of investment securities available for sale	266,526	259,102
Proceeds from maturity and paydowns of investment securities held to maturity	548	312
Proceeds from sale of investment securities available for sale	—	7
Net change in FHLB stock	(1,618)	5,405
Proceeds from calls of investment securities	97,406	310
Net change in other investments	(157)	(4,059)
Purchase of customer relationships	(18)	(215)
Purchase of portfolio loans and leases	—	(14,974)
Net portfolio loan and lease originations	(117,952)	(82,695)
Purchases of premises and equipment	(6,509)	(13,532)
Acquisitions, net of cash acquired	—	(380)
Capitalized costs to OREO	—	(24)
Proceeds from sale of OREO	380	430
Net cash provided by investing activities	14,003	32,978

Financing activities:
Change in deposits	99,945	(15,542)
Change in short-term borrowings	(48,896)	(11,367)
Dividends paid	(15,445)	(14,208)
Change in long-term FHLB advances and other borrowings	(10,740)	(66,371)
Payment of contingent consideration for business combinations	(875)	(660)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(572)	(1,489)
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(140)	52
Repurchase of warrants from U.S. Treasury	—	(1,755)
Net purchase of treasury stock through publicly announced plans	(4,524)	(690)
Proceeds from exercise of stock options	907	1,456
Net cash provided by (used in) financing activities	19,660	(110,574)

Change in cash and cash equivalents	46,284	(14,670)
Cash and cash equivalents at beginning of period	48,456	60,024
Cash and cash equivalents at end of period	$94,740	$45,354

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,344	$1,821
Interest	$32,410	$18,371

Non-cash information:
Change in other comprehensive income (loss)	$10,211	$(8,988)
Change in deferred tax due to change in comprehensive income	$2,714	$(2,389)
Transfer of loans to OREO and repossessed assets	$72	$345
Acquisition of noncash assets and liabilities:
Assets acquired	$—	$1,096
Liabilities assumed	$—	$687

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Nine Months Ended September 30, 2019
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	42,822	—	42,822
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Dividends paid or accrued, $0.77 per share	—	—	—	—	—	(15,484)	—	(15,484)
Other comprehensive income, net of tax expense of $2,714	—	—	—	—	10,211	—	—	10,211
Stock based compensation	—	—	2,921	—	—	—	—	2,921
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(572)	—	—	—	(572)
Net treasury stock activity for deferred compensation trusts	—	—	—	(140)	—	—	—	(140)
Purchase of treasury stock through publicly announced plans	—	—	—	(4,524)	—	—	—	(4,524)
Common stock issued:
Common stock issued through share-based awards and options exercises	103,101	104	902	—	—	—	—	1,006
Balance September 30, 2019	24,645,745	$24,646	$377,806	$(81,089)	$2,698	$277,568	$(694)	$600,935

	For the Three Months Ended September 30, 2019
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	16,360	—	16,360
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,288)	—	(5,288)
Other comprehensive income, net of tax expense of $265	—	—	—	—	998	—	—	998
Stock based compensation	—	—	934	—	—	—	—	934
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(527)	—	—	—	(527)
Net treasury stock activity for deferred compensation trusts	—	—	—	(58)	—	—	—	(58)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,921)	—	—	—	(1,921)
Common stock issued:
Common stock issued through share-based awards and options exercises	63,188	63	220	—	—	—	—	283
Balance September 30, 2019	24,645,745	$24,646	$377,806	$(81,089)	$2,698	$277,568	$(694)	$600,935

	For the Nine Months Ended September 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	46,656	—	46,656
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	5	5
Dividends paid or accrued, $0.69 per share	—	—	—	—	—	(14,099)	—	(14,099)
Other comprehensive loss, net of tax benefit of $2,389	—	—	—	—	(8,988)	—	—	(8,988)
Stock based compensation	—	—	1,944	—	—	—	—	1,944
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,489)	—	—	—	(1,489)
Net treasury stock activity for deferred compensation trusts	—	—	153	(101)	—	—	—	52
Purchase of treasury stock through publicly announced plans	—	—	—	(690)	—	—	—	(690)
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	172,387	172	1,385	—	—	—	—	1,557
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113
Balance September 30, 2018	24,532,745	$24,533	$373,205	$(70,437)	$(13,402)	$238,204	$(678)	$551,425

(1) Restricted shares relating to the RBPI Merger (defined in Note 3 – Business Combinations below) recorded during the three months ended June 30, 2018.

	For the Three Months Ended September 30, 2018
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance June 30, 2018	24,453,417	$24,453	$372,227	$(68,943)	$(11,191)	$226,634	$(677)	$542,503
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	16,682	—	16,682
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.25 per share	—	—	—	—	—	(5,112)	—	(5,112)
Other comprehensive loss, net of tax benefit of $588	—	—	—	—	(2,211)	—	—	(2,211)
Stock based compensation	—	—	709	—	—	—	—	709
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(757)	—	—	—	(757)
Net treasury stock activity for deferred compensation trusts	—	—	—	(47)	—	—	—	(47)
Purchase of treasury stock through publicly announced plans	—	—	—	(690)	—	—	—	(690)
Common stock issued:
Common stock issued through share-based awards and options exercises	79,328	80	269	—	—	—	—	349
Balance September 30, 2018	24,532,745	$24,533	$373,205	$(70,437)	$(13,402)	$238,204	$(678)	$551,425

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2019, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2019.

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

This standard had a material effect on our Consolidated Balance Sheet and related disclosures but did not have a material impact on our Consolidated Statement of Income. The additional assets recorded as a result of adoption had a negative impact on BMBC and Bank capital ratios under current regulatory guidance. On adoption, we had:

•recognized operating lease liabilities of approximately $49.1 million, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, and

•derecognized $541 thousand of favorable lease assets, $2.2 million in unfavorable lease liabilities, and $2.5 million in deferred rent, with a corresponding adjustment to the ROU asset for the same amounts.

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

FASB ASU 2018-15 (Topic 350), “Intangibles - Goodwill and Other - Internal-Use Software”

Issued in August 2018, ASU 2018-15 provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Corporation early adopted ASU 2018-15 in the third quarter of 2019 and the adoption did not have a material impact on our Consolidated Financial Statements and related disclosures.

Pronouncements Not Yet Effective:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses (“PLLL”) and Allowance for Loan and Lease Losses (“ALLL”) line items and establishes the Provision for Credit Losses (“PCL”) and Allowance for Credit Losses (“ACL”) line items.

Under the legacy “Incurred Loss” notion, management presents an ALLL intended to represent “probable and estimable” incurred but not yet realized credit losses on assets in scope. When management deems collection of contractual cash flows for an instrument unlikely, a specific reserve is calculated under ASC 310-10. Management further calculates a general reserve for performing assets under ASC 450-20, using historical loss experience and adjustments for several qualitative factors, including current economic conditions. The “Incurred Loss” standard does not allow for projections beyond the likely ‘emergence period’ of losses, or for forward-looking economic conditions; for example, loss contingencies in 2022 are not currently presented, nor is the presentation adjusted for the likelihood of future economic condition change.

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

The Corporation has engaged with a leading vendor to assist in building a model for computing the ACL. Management has completed the data gathering and model selection efforts, including segmentation of the loan and lease portfolio and identification of comparable peer institutions whose loss experience will augment the Bank's own, if deemed necessary. Methodologies expected to be employed include a discounted cash flow method, in which instrument-level cash flows are adjusted for timing (i.e. prepayment) and credit (default and loss) expectations, and for portfolio segments for which insufficient loss experience exists and for which peer-bank data is not representative of the Bank's credit quality, a method utilizing a loss rate applied to the weighted average remaining maturity of the segment, at the pool level. Efforts will continue through the remainder of 2019 to operationalize the practice for establishing the ACL and preparing its presentation.

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

Financial statement users should be aware that the ACL is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors. The following factors could lead to a material impact to retained earnings - in either direction - as of the adoption date:

•Increases or decreases to the time period management is able to forecast on a reasonable and supportable basis
•Inclusion or exclusion of forecast factors
•Adverse changes to reasonable and supportable forecasts
•Detectable increases or decreases in the Corporation’s or comparable industry's credit loss parameters
•Deterioration or improvement in the risk profile of the Corporation’s loan and lease portfolio
•Changes in prepayment behavior or other factors impacting loan and lease portfolio duration
•Changes in credit risk through the ordinary course of operations, (e.g. the launch or expansion of higher risk-bearing products)
•Interest rate fluctuations impacting effective yield on certain instruments.

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

Ongoing financial statement behavior will be impacted by the standard, regardless of any cumulative-effect adjustment at adoption. Under our currently-contemplated cash flow projection model, assets will originate with a specific allocation for the contract life of that instrument, adjusted for prepayment behavior and probabilistic credit performance expectations to arrive at an expected cash flow projection. All else being equal, as that continues toward its contract maturity, estimates of lifetime credit loss at the instrument level will decrease. Under steady-state conditions, portfolio-segment-level aggregation of management’s expected loss estimates should be stable or track with portfolio-segment growth (contraction and runoff). When management’s expectations of the likely future economic environment change based on reasonable and supportable forecasts, portfolio allocation may increase (decrease) rapidly between periods. The establishment of the ACL will be more responsive to deteriorating (improving) economic conditions than prior establishment of the ALLL, which is based on historical experience and agnostic to future conditions. In dynamic economic environments, users of financial statements should expect expense (income) in the PCL to be concentrated in fewer quarters than was typical for the PLLL. Users of financial statements should be aware that this accounting treatment does not determine the ultimate, realized loss or recovery for assets in scope; ASU 2016-13 impacts timing and possibly the magnitude of the impact on our financial condition and results of operations in dynamic economic environments.

Criteria for establishment of specific reserves are expected to be similar to criteria currently considered when identifying a loan or lease that should be individually evaluated for impairment. Specific reserve impact to instruments meeting the legacy “impairment” criteria are not anticipated to change materially, though the volume of such credits may change before the adoption date due to deterioration (improvement) of portfolio credit quality. Management is evaluating additional criteria to identify instruments for specific evaluation under the future standard’s broader allowable criteria.

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

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”

Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management is currently evaluating the potential impact of ASU 2019-04 on our Consolidated Financial Statements and related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Advertising	$—	$—	$—	$61
Employee benefits	—	—	—	271
Occupancy and bank premises	—	—	—	2,145
Furniture, fixtures, and equipment	—	—	—	365
Data processing	—	167	—	421
Professional fees	—	193	—	1,450
Salaries and wages	—	29	—	852
Other	—	—	—	2,196
Total due diligence, merger-related and merger integration expenses	$—	$389	$—	$7,761

Note 4 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of September 30, 2019 and December 31, 2018 are as follows:

As of September 30, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
Obligations of the U.S. government and agencies	172,565	449	(261)	172,753
Obligations of state and political subdivisions	6,319	9	(1)	6,327
Mortgage-backed securities	384,286	4,913	(308)	388,891
Collateralized mortgage obligations	35,279	278	(98)	35,459
Other investment securities	650	—	—	650
Total	$599,199	$5,650	$(668)	$604,181

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,026	$—	$(13)	$200,013
Obligations of the U.S. government and agencies	198,604	107	(2,856)	195,855
Obligations of state and political subdivisions	11,372	3	(43)	11,332
Mortgage-backed securities	294,076	554	(4,740)	289,890
Collateralized mortgage obligations	40,150	141	(1,039)	39,252
Other investment securities	1,100	—	—	1,100
Total	$745,328	$805	$(8,691)	$737,442

The following tables present the aggregate amount of gross unrealized losses as of September 30, 2019 and December 31, 2018 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of September 30, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$42,541	$(222)	$9,521	$(39)	$52,062	$(261)
Obligations of state and political subdivisions	963	(1)	—	—	963	(1)
Mortgage-backed securities	56,351	(260)	7,048	(48)	63,399	(308)
Collateralized mortgage obligations	4,625	(14)	11,659	(84)	16,284	(98)
Total	$104,480	$(497)	$28,228	$(171)	$132,708	$(668)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$199,912	$(13)	$—	$—	$199,912	$(13)
Obligations of the U.S. government and agencies	12,916	(62)	140,506	(2,794)	153,422	(2,856)
Obligations of state and political subdivisions	—	—	3,989	(43)	3,989	(43)
Mortgage-backed securities	43,276	(352)	195,697	(4,388)	238,973	(4,740)
Collateralized mortgage obligations	540	(1)	27,077	(1,038)	27,617	(1,039)
Total	$256,644	$(428)	$367,269	$(8,263)	$623,913	$(8,691)

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

As of September 30, 2019 and December 31, 2018, securities having a fair value of $123.5 million and $123.5 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$4,841	$4,845	$209,129	$209,099
Due after one year through five years	106,622	106,547	180,657	177,972
Due after five years through ten years	56,598	56,660	7,258	7,268
Due after ten years	11,573	11,779	14,058	13,961
Subtotal	179,634	179,831	411,102	408,300
Mortgage-related securities(1)	419,565	424,350	334,226	329,142
Total	$599,199	$604,181	$745,328	$737,442

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2019 and December 31, 2018 are as follows:

As of September 30, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,947	$82	$(14)	$13,015

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,684	$—	$(246)	$8,438

The following tables present the aggregate amount of gross unrealized losses as of September 30, 2019 and December 31, 2018 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of September 30, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,562	$(14)	$—	$—	$5,562	$(14)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,315	$(4)	$7,123	$(242)	$8,438	$(246)

The amortized cost and fair value of held to maturity investment securities as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$12,947	$13,015	$8,684	$8,438

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2019 and December 31, 2018, the Corporation’s investment securities held in trading accounts totaled $8.3 million and $7.5 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 5 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details loans and leases as of the dates indicated:

Loans and Leases
	September 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$5,767	$—	$5,767	$1,749	$—	$1,749
Real Estate Loans:
Commercial mortgage	1,499,307	263,075	1,762,382	1,327,822	329,614	1,657,436
Home equity lines and loans	177,402	20,628	198,030	181,506	25,845	207,351
Residential mortgage	437,670	67,634	505,304	411,022	83,333	494,355
Construction	151,593	—	151,593	174,592	6,486	181,078
Total real estate loans	2,265,972	351,337	2,617,309	2,094,942	445,278	2,540,220
Commercial and industrial	671,462	38,346	709,808	624,643	70,941	695,584
Consumer	48,030	2,451	50,481	44,099	2,715	46,814
Leases	152,305	10,844	163,149	121,567	22,969	144,536
Total portfolio loans and leases	3,137,769	402,978	3,540,747	2,885,251	541,903	3,427,154
Total loans and leases	$3,143,536	$402,978	$3,546,514	$2,887,000	$541,903	$3,428,903
Loans with fixed rates	$1,275,733	$231,837	$1,507,570	$1,204,070	$323,604	$1,527,674
Loans with adjustable or floating rates	1,867,803	171,141	2,038,944	1,682,930	218,299	1,901,229
Total loans and leases	$3,143,536	$402,978	$3,546,514	$2,887,000	$541,903	$3,428,903
Net deferred loan origination (costs) fees included in the above loan table	$(227)	$—	$(227)	$2,226	$—	$2,226

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	September 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$169,547	$11,765	$181,312	$135,313	$25,372	$160,685
Unearned lease income	(23,259)	(1,158)	(24,417)	(19,388)	(3,005)	(22,393)
Initial direct costs and deferred fees	6,017	237	6,254	5,642	602	6,244
Total Leases	$152,305	$10,844	$163,149	$121,567	$22,969	$144,536

C. The following table details nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	September 30, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$3,232	$4,587	$7,819	$435	$2,133	$2,568
Home equity lines and loans	790	—	790	3,590	26	3,616
Residential mortgage	192	109	301	2,813	639	3,452
Commercial and industrial	3,268	873	4,141	1,786	315	2,101
Consumer	32	43	75	45	63	108
Leases	710	283	993	392	583	975
Total non-performing loans and leases	$8,224	$5,895	$14,119	$9,061	$3,759	$12,820

D. Purchased Credit-Impaired Loans and Leases

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

Purchased Credit-Impaired Loans and Leases
(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance	$9,931	$17,904
Carrying amount	7,578	12,304

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the nine months ended September 30, 2019:

Roll-Forward of Accretable Discount on Purchased Credit-Impaired Loans and Leases
(dollars in thousands)	Accretable Discount
Balance, December 31, 2018	$2,697
Accretion	(1,138)
Reclassifications from nonaccretable difference	1,465
Additions/adjustments	—
Disposals	(526)
Balance, September 30, 2019	$2,498

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$445	$867	$—	$1,312	$1,753,251	$1,754,563	$7,819	$1,762,382
Home equity lines and loans	452	—	—	452	196,788	197,240	790	198,030
Residential mortgage	1,504	336	—	1,840	503,163	505,003	301	505,304
Construction	—	—	—	—	151,593	151,593	—	151,593
Commercial and industrial	—	346	—	346	705,321	705,667	4,141	709,808
Consumer	97	86	—	183	50,223	50,406	75	50,481
Leases	486	653	—	1,139	161,017	162,156	993	163,149
Total portfolio loans and leases	$2,984	$2,288	$—	$5,272	$3,521,356	$3,526,628	$14,119	$3,540,747

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$821	$251	$—	$1,072	$1,653,796	$1,654,868	$2,568	$1,657,436
Home equity lines and loans	92	—	—	92	203,643	203,735	3,616	207,351
Residential mortgage	2,330	218	—	2,548	488,355	490,903	3,452	494,355
Construction	—	—	—	—	181,078	181,078	—	181,078
Commercial and industrial	280	332	—	612	692,871	693,483	2,101	695,584
Consumer	35	5	—	40	46,666	46,706	108	46,814
Leases	641	460	—	1,101	142,460	143,561	975	144,536
Total portfolio loans and leases	$4,199	$1,266	$—	$5,465	$3,408,869	$3,414,334	$12,820	$3,427,154

(1) Included as “current” are $3.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$445	$867	$—	$1,312	$1,494,763	$1,496,075	$3,232	$1,499,307
Home equity lines and loans	275	—	—	275	176,337	176,612	790	177,402
Residential mortgage	1,000	159	—	1,159	436,319	437,478	192	437,670
Construction	—	—	—	—	151,593	151,593	—	151,593
Commercial and industrial	—	346	—	346	667,848	668,194	3,268	671,462
Consumer	97	55	—	152	47,846	47,998	32	48,030
Leases	447	470	—	917	150,678	151,595	710	152,305
Total originated portfolio loans and leases	$2,264	$1,897	$—	$4,161	$3,125,384	$3,129,545	$8,224	$3,137,769

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$816	$251	$—	$1,067	$1,326,320	$1,327,387	$435	$1,327,822
Home equity lines and loans	25	—	—	25	177,891	177,916	3,590	181,506
Residential mortgage	1,545	—	—	1,545	406,664	408,209	2,813	411,022
Construction	—	—	—	—	174,592	174,592	—	174,592
Commercial and industrial	280	332	—	612	622,245	622,857	1,786	624,643
Consumer	35	5	—	40	44,014	44,054	45	44,099
Leases	350	233	—	583	120,592	121,175	392	121,567
Total originated portfolio loans and leases	$3,051	$821	$—	$3,872	$2,872,318	$2,876,190	$9,061	$2,885,251

(1) Included as “current” are $2.0 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$—	$—	$—	$258,488	$258,488	$4,587	$263,075
Home equity lines and loans	177	—	—	177	20,451	20,628	—	20,628
Residential mortgage	504	177	—	681	66,844	67,525	109	67,634
Commercial and industrial	—	—	—	—	37,473	37,473	873	38,346
Consumer	—	31	—	31	2,377	2,408	43	2,451
Leases	39	183	—	222	10,339	10,561	283	10,844
Total acquired portfolio loans and leases	$720	$391	$—	$1,111	$395,972	$397,083	$5,895	$402,978

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$5	$—	$—	$5	$327,476	$327,481	$2,133	$329,614
Home equity lines and loans	67	—	—	67	25,752	25,819	26	25,845
Residential mortgage	785	218	—	1,003	81,691	82,694	639	83,333
Construction	—	—	—	—	6,486	6,486	—	6,486
Commercial and industrial	—	—	—	—	70,626	70,626	315	70,941
Consumer	—	—	—	—	2,652	2,652	63	2,715
Leases	291	227	—	518	21,868	22,386	583	22,969
Total acquired portfolio loans and leases	$1,148	$445	$—	$1,593	$536,551	$538,144	$3,759	$541,903

(1) Included as “current” are $1.2 million of loans and leases as of December 31, 2018 which were classified as administratively delinquent. An administratively delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. Management does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the three and nine months ended September 30, 2019 and 2018:

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426
Charge-offs	(2,047)	(315)	(675)	—	(457)	(427)	(1,848)	(5,769)
Recoveries	21	110	14	3	77	33	580	838
Provision for loan and lease losses	3,024	171	694	(481)	757	421	1,696	6,282
Balance, September 30, 2019	$8,565	$969	$1,846	$1,007	$5,838	$256	$2,296	$20,777

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, June 30, 2019	$8,958	$1,043	$1,893	$1,086	$5,700	$253	$2,249	$21,182
Charge-offs	(660)	—	(4)	—	(31)	(196)	(657)	(1,548)
Recoveries	4	22	11	1	23	15	148	224
Provision for loan and lease losses	263	(96)	(54)	(80)	146	184	556	919
Balance, September 30, 2019	$8,565	$969	$1,846	$1,007	$5,838	$256	$2,296	$20,777

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525
Charge-offs	(74)	(225)	(42)	—	(1,069)	(165)	(2,416)	(3,991)
Recoveries	8	1	55	1	17	5	232	319
Provision for loan and lease losses	60	30	(121)	303	1,319	232	3,008	4,831
Balance, September 30, 2018	$7,544	$892	$1,818	$1,241	$5,305	$318	$1,566	$18,684

Roll-Forward of Allowance for Loan and Lease Losses
(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, June 30, 2018	$8,033	$933	$1,933	$1,158	$5,672	$289	$1,380	$19,398
Charge-offs	(58)	—	(42)	—	(319)	(73)	(1,068)	(1,560)
Recoveries	2	—	54	—	16	2	108	182
Provision for loan and lease losses	(433)	(41)	(127)	83	(64)	100	1,146	664
Balance, September 30, 2018	$7,544	$892	$1,818	$1,241	$5,305	$318	$1,566	$18,684

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - All Loans and Leases
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$167	$259	$—	$—	$35	$41	$502
Collectively evaluated for impairment	8,565	802	1,587	1,007	5,838	221	2,255	20,275
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$8,565	$969	$1,846	$1,007	$5,838	$256	$2,296	$20,777

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Allocation of Allowance by Impairment Evaluation Method - All Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$272	$—	$—	$28	$—	$462
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Carrying Value of All Portfolio Loans and Leases by Impairment Evaluation Method
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,819	$2,353	$3,119	$—	$4,529	$100	$1,268	$19,188
Collectively evaluated for impairment	1,747,505	195,159	502,183	151,593	705,279	50,381	161,881	3,513,981
Purchased credit-impaired(1)	7,058	518	2	—	—	—	—	7,578
Total	$1,762,382	$198,030	$505,304	$151,593	$709,808	$50,481	$163,149	$3,540,747

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Carrying Value of All Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,008	$4,998	$6,608	$—	$2,629	$134	$—	$21,377
Collectively evaluated for impairment	1,642,117	201,841	487,747	178,673	691,879	46,680	144,536	3,393,473
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$1,657,436	$207,351	$494,355	$181,078	$695,584	$46,814	$144,536	$3,427,154

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - Originated Loans and Leases
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$167	$164	$—	$—	$35	$34	$400
Collectively evaluated for impairment	8,565	802	1,587	1,007	5,838	221	2,255	20,275
Total	$8,565	$969	$1,751	$1,007	$5,838	$256	$2,289	$20,675

Allocation of Allowance by Impairment Evaluation Method - Originated Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$175	$—	$—	$28	$—	$365
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Total	$7,567	$1,003	$1,716	$1,485	$5,461	$229	$1,868	$19,329

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Carrying Value of Originated Portfolio Loans and Leases by Impairment Evaluation Method
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$3,232	$2,353	$2,366	$—	$3,656	$57	$863	$12,527
Collectively evaluated for impairment	1,496,075	175,049	435,304	151,593	667,806	47,973	151,442	3,125,242
Total	$1,499,307	$177,402	$437,670	$151,593	$671,462	$48,030	$152,305	$3,137,769

Carrying Value of Originated Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,874	$4,972	$5,106	$—	$2,314	$71	$—	$17,337
Collectively evaluated for impairment	1,322,948	176,534	405,916	174,592	622,329	44,028	121,567	2,867,914
Total	$1,327,822	$181,506	$411,022	$174,592	$624,643	$44,099	$121,567	$2,885,251

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Allocation of Allowance by Impairment Evaluation Method - Acquired Loans and Leases
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$95	$—	$—	$—	$7	$102
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$95	$—	$—	$—	$7	$102

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Allocation of Allowance by Impairment Evaluation Method - Acquired Loans and Leases
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$—	$—	$97
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$—	$—	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of September 30, 2019 and December 31, 2018:

Carrying Value of Acquired Portfolio Loans and Leases by Impairment Evaluation Method
As of September 30, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,587	$—	$753	$—	$873	$43	$405	$6,661
Collectively evaluated for impairment	251,430	20,110	66,879	—	37,473	2,408	10,439	388,739
Purchased credit-impaired(1)	7,058	518	2	—	—	—	—	7,578
Total	$263,075	$20,628	$67,634	$—	$38,346	$2,451	$10,844	$402,978

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

Carrying Value of Acquired Portfolio Loans and Leases by Impairment Evaluation Method
As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,134	$26	$1,502	$—	$315	$63	$—	$4,040
Collectively evaluated for impairment	319,169	25,307	81,831	4,081	69,550	2,652	22,969	525,559
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$329,614	$25,845	$83,333	$6,486	$70,941	$2,715	$22,969	$541,903

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As part of the process of determining the Allowance for the different segments of the loan and lease portfolio, management considers certain credit quality indicators. Periodic reviews of the individual loans are conducted by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•Pass – Loans considered satisfactory with no indications of deterioration.

•Special mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•Substandard – Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of September 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - All Portfolio Loans and Leases
As of September 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,706,659	$37,386	$18,337	$—	$1,762,382
Home equity loans and lines	197,240	—	790	—	198,030
Residential mortgage	504,775	—	529	—	505,304
Construction	144,870	—	6,723	—	151,593
Commercial and industrial	698,058	3,107	8,643	—	709,808
Consumer	50,304	—	177	—	50,481
Leases	162,156	—	993	—	163,149
Total	$3,464,062	$40,493	$36,192	$—	$3,540,747

Credit Risk Profile by Internally Assigned Grade - All Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,635,068	$631	$20,639	$1,098	$1,657,436
Home equity loans and lines	203,037	—	4,314	—	207,351
Residential mortgage	490,789	—	3,566	—	494,355
Construction	171,353	938	8,787	—	181,078
Commercial and industrial	684,444	2,737	8,402	1	695,584
Consumer	46,588	—	226	—	46,814
Leases	143,561	—	975	—	144,536
Total	$3,374,840	$4,306	$46,909	$1,099	$3,427,154

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of September 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - Originated Portfolio Loans and Leases
As of September 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,465,118	$29,618	$4,571	$—	$1,499,307
Home equity loans and lines	176,612	—	790	—	177,402
Residential mortgage	437,250	—	420	—	437,670
Construction	144,870	—	6,723	—	151,593
Commercial and industrial	661,496	2,374	7,592	—	671,462
Consumer	47,896	—	134	—	48,030
Leases	151,595	—	710	—	152,305
Total	$3,084,837	$31,992	$20,940	$—	$3,137,769

Credit Risk Profile by Internally Assigned Grade - Originated Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,321,973	$631	$5,218	$—	$1,327,822
Home equity loans and lines	177,916	—	3,590	—	181,506
Residential mortgage	408,095	—	2,927	—	411,022
Construction	167,272	938	6,382	—	174,592
Commercial and industrial	615,817	2,511	6,314	1	624,643
Consumer	43,936	—	163	—	44,099
Leases	121,175	—	392	—	121,567
Total	$2,856,184	$4,080	$24,986	$1	$2,885,251

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used, in part, in the determination of the Allowance as of September 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade - Acquired Portfolio Loans and Leases
As of September 30, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$241,541	$7,768	$13,766	$—	$263,075
Home equity loans and lines	20,628	—	—	—	20,628
Residential mortgage	67,525	—	109	—	67,634
Commercial and industrial	36,562	733	1,051	—	38,346
Consumer	2,408	—	43	—	2,451
Leases	10,561	—	283	—	10,844
Total	$379,225	$8,501	$15,252	$—	$402,978

Credit Risk Profile by Internally Assigned Grade - Acquired Portfolio Loans and Leases
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$313,095	$—	$15,421	$1,098	$329,614
Home equity loans and lines	25,121	—	724	—	25,845
Residential mortgage	82,694	—	639	—	83,333
Construction	4,081	—	2,405	—	6,486
Commercial and industrial	68,627	226	2,088	—	70,941
Consumer	2,652	—	63	—	2,715
Leases	22,386	—	583	—	22,969
Total	$518,656	$226	$21,923	$1,098	$541,903

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings
(dollars in thousands)	September 30, 2019	December 31, 2018
TDRs included in nonperforming loans and leases	$5,755	$1,217
TDRs in compliance with modified terms	5,069	9,745
Total TDRs	$10,824	$10,962

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and nine months ended September 30, 2019:

Troubled Debt Restructurings
	For the Three Months Ended September 30, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	2	$169	$169
Commercial and industrial	2	1,714	1,714
Leases	4	133	133
Total	8	$2,016	$2,016

Troubled Debt Restructurings
	For the Nine Months Ended September 30, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Home equity loans and lines	3	$233	$233
Residential mortgage	1	40	40
Commercial and industrial	4	2,633	2,633
Leases	6	264	264
Total	14	$3,170	$3,170

The following tables presents information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2019:

Troubled Debt Restructurings
	Number of Contracts for the Three Months Ended September 30, 2019
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	1	1	—	—	—
Commercial and industrial	2	—	—	—	—
Leases	—	—	—	4	—
Total	3	1	—	4	—

Troubled Debt Restructurings
	Number of Contracts for the Nine Months Ended September 30, 2019
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Home equity loans and lines	1	2	—	—	—
Residential mortgage	1	—	—	—	—
Commercial and industrial	2	—	2	—	—
Leases	—	—	—	6	—
Total	4	2	2	6	—

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the three and nine months ended September 30, 2019 and balances as of December 31, 2018 (purchased credit-impaired loans are not included in the tables):

Impaired Loans
As of and for the Three Months Ended September 30, 2019	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,318	$1,318	$167	$1,265	$12	$—
Residential mortgage	1,936	1,936	259	1,940	19	—
Consumer	56	56	35	57	—	—
Total	3,310	3,310	461	3,262	31	—

Impaired loans without related allowance(1):
Commercial mortgage	7,819	10,111	—	8,633	28	—
Home equity lines and loans	1,034	1,035	—	1,016	9	—
Residential mortgage	1,184	1,184	—	1,190	13	—
Commercial and industrial	4,529	4,804	—	4,590	50	—
Consumer	43	46	—	44	—	—
Total	14,609	17,180	—	15,473	100	—
Grand total	$17,919	$20,490	$461	$18,735	$131	$—

(1) The table above does not include the recorded investment of $1.3 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Nine Months Ended September 30, 2019	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,318	$1,318	$167	$1,310	$35	$—
Residential mortgage	1,936	1,936	259	1,950	58	—
Consumer	56	56	35	36	1	—
Total	$3,310	$3,310	$461	$3,296	$94	$—

Impaired loans without related allowance(1):
Commercial mortgage	$7,819	$10,111	$—	$9,351	$115	$—
Home equity lines and loans	1,034	1,035	—	1,035	34	—
Residential mortgage	1,184	1,184	—	1,164	43	—
Commercial and industrial	4,529	4,804	—	4,653	198	—
Consumer	43	46		46	—	—
Total	$14,609	$17,180	$—	$16,249	$390	$—
Grand total	$17,919	$20,490	$461	$19,545	$484	$—

(1) The table above does not include the recorded investment of $1.3 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Three Months Ended September 30, 2018	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$567	$567	$19	$569	$6	$—
Residential mortgage	1,699	1,699	228	1,702	20	—
Commercial and industrial	25	25	12	25	—	—
Consumer	58	58	19	58	—	—
Total	$2,349	$2,349	$278	$2,354	$26	$—

Impaired loans without related allowance(1):
Commercial mortgage	$735	$793	$—	$930	$—	$—
Home equity lines and loans	2,035	2,096	—	2,064	2	—
Residential mortgage	4,242	4,328	—	4,299	24	—
Construction	291	291	—	294	—
Commercial and industrial	1,733	2,665	—	2,138	5	—
Consumer	$86	$86	$—	$87	$—
Total	$9,122	$10,259	$—	$9,812	$31	$—
Grand total	$11,471	$12,608	$278	$12,166	$57	$—

(1) The table above does not include the recorded investment of $1.4 million of impaired leases without a related Allowance.

(2) Recorded investment equals principal balance less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

Impaired Loans
As of and for the Nine Months Ended September 30, 2018	Recorded Investment(2)	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$567	$567	$19	$572	$17	$—
Residential mortgage	1,699	1,699	228	1,709	60	—
Commercial and industrial	25	25	12	29	1	—
Consumer	58	58	19	58	1	—
Total	$2,349	$2,349	$278	$2,368	$79	$—

Impaired loans without related allowance(1):
Commercial mortgage	$735	$793	$—	$825	$6	$—
Home equity lines and loans	2,035	2,096	—	2,086	10	—
Residential mortgage	4,242	4,328	—	4,228	91	—
Construction	291	291	—	239	5	—
Commercial and industrial	1,733	2,665	—	2,236	56	—
Consumer	86	86	—	88	3	—
Total	$9,122	$10,259	$—	$9,702	$171	$—
Grand total	$11,471	$12,608	$278	$12,070	$250	$—

(1) The table above does not include the recorded investment of $1.4 million of impaired leases without a related Allowance.

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

The following tables detail, for acquired loans, the outstanding principal, remaining Loan Mark, and recorded investment, by portfolio segment, as of the dates indicated:

Loan Mark on Acquired Loans and Leases
	September 30, 2019
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$269,465	$(6,390)	$263,075
Home equity lines and loans	22,614	(1,986)	20,628
Residential mortgage	69,908	(2,274)	67,634
Commercial and industrial	39,303	(957)	38,346
Consumer	2,539	(88)	2,451
Leases	11,097	(253)	10,844
Total	$414,926	$(11,948)	$402,978

Loan Mark on Acquired Loans and Leases
	December 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$339,241	$(9,627)	$329,614
Home equity lines and loans	28,212	(2,367)	25,845
Residential mortgage	86,111	(2,778)	83,333
Construction	6,780	(294)	6,486
Commercial and industrial	72,948	(2,007)	70,941
Consumer	2,828	(113)	2,715
Leases	23,695	(726)	22,969
Total	$559,815	$(17,912)	$541,903

Note 6 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Balance, beginning of period	$4,744	$5,511
Additions	—	—
Amortization	(183)	(206)
Recovery	19	23
Balance, end of period	$4,580	$5,328

Fair value	$4,925	$6,586
Residential mortgage loans serviced for others	$527,869	$596,162

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Balance, beginning of period	$5,047	$5,861
Additions	—	16
Amortization	(459)	(623)
(Impairment) / Recovery	(8)	74
Balance, end of period	$4,580	$5,328

As of September 30, 2019, and December 31, 2018, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Fair value amount of MSRs	$4,925	$6,277
Weighted average life (in years)	5.9	6.7
Prepayment speeds (constant prepayment rate)(1)	10.6%	9.1%
Impact on fair value:
10% adverse change	$(159)	$(124)
20% adverse change	(317)	(257)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(165)	$(234)
20% adverse change	(320)	(451)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At September 30, 2019 and December 31, 2018 the fair value of the MSRs was $4.9 million and $6.3 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the nine months ended September 30, 2019:

(dollars in thousands)	Balance December 31, 2018	Additions	Adjustments	Amortization	Balance September 30, 2019	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	184,012	—	—	—	184,012
Core deposit intangible	5,906	—	—	(982)	4,924	10 years
Customer relationships	13,607	18	—	(1,350)	12,275	5 to 20 years
Non-compete agreements	1,101	—	—	(142)	959	5 to 10 years
Trade name	2,149	—	—	(374)	1,775	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	541	—	(541)	—	—
Total Intangible Assets	23,455	18	(541)	(2,848)	20,084
Total Goodwill and Intangible Assets	$207,467	$18	$(541)	$(2,848)	$204,096

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2018 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eleven months ended September 30, 2019, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 – Deposits

The following table details the components of deposits:

	September 30, 2019	December 31, 2018
(dollars in thousands)
Interest-bearing demand	$778,809	$664,749
Money market	983,170	862,644
Savings	248,539	247,081
Retail time deposits	467,346	542,702
Wholesale non-maturity deposits	274,121	55,031
Wholesale time deposits	42,094	325,261
Total interest-bearing deposits	2,794,079	2,697,468
Noninterest-bearing deposits	904,409	901,619
Total deposits	$3,698,488	$3,599,087

Note 9 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Repurchase agreements(1) – commercial customers	$19,511	$22,717
Short-term FHLB advances	183,960	229,650
Total short-term borrowings	$203,471	$252,367
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at period-end	$203,471	$226,498	$203,471	$226,498
Maximum amount outstanding at any month end	262,699	302,932	262,699	302,932
Average balance outstanding during the period	169,985	218,551	132,100	205,046

Weighted-average interest rate:
As of the period-end	1.98%	2.18%	1.98%	2.18%
Paid during the period	2.19%	2.09%	2.26%	1.85%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of September 30, 2019 and December 31, 2018, the Corporation had $44.7 million and $55.4 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	September 30, 2019	December 31, 2018
Within one year	$24,863	$28,105
Over one year through five years	19,872	27,269
Total	$44,735	$55,374

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	September 30, 2019	December 31, 2018
Bullet maturity – fixed rate	11/20/2019	8/24/2021	1.78%	1.40%	2.13%	$44,735	$55,374

(1) Maturity range, weighted average rate and coupon rate range refers to September 30, 2019 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $16.1 million at September 30, 2019, and $14.5 million at December 31, 2018. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.62 billion as of September 30, 2019 of which the unused capacity was $1.39 billion. In addition, there were $79.0 million in the overnight federal funds line available and $164.7 million of FRB discount window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of September 30, 2019, and December 31, 2018:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$68,978	4.25%	$68,885	4.25%
Subordinated notes – due 2025	29,682	4.75	29,641	4.75
Total subordinated notes	$98,660		$98,526

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

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns an aggregate of $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.27% as of September 30, 2019. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 12 – Operating Leases

On January 1, 2019, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 2, Recent Accounting Pronouncements.

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of September 30, 2019, the Corporation’s leases have remaining lease terms ranging from three months to 23 years, including extension options that the Corporation is reasonably certain will be exercised.

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

As of September 30, 2019 the Corporation’s ROU assets and related lease liabilities were $42.2 million and $46.5 million, respectively.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(dollars in thousands)
Operating lease expense	$1,331	$3,994
Short term lease expense	15	44
Variable lease expense	297	1,107
Sublease income	(7)	(23)
Total lease expense	$1,636	$5,122

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,865
ROU assets obtained in exchange for lease liabilities	44,944

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of September 30, 2019 are as follows:

September 30, 2019
(dollars in thousands)
2019	$1,309
2020	4,707
2021	4,484
2022	4,209
2023	4,061
2024 and thereafter	41,862
Total lease payments	60,632
Less: imputed interest	14,126
Present value of operating lease liabilities	$46,506

As of September 30, 2019, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 14.39 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2019 is 3.56%.

As of September 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2019, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2019, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of September 30, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of September 30, 2019:
Customer derivatives – interest rate swaps	$598,381	$62,571	$598,381	$62,140
FX forwards	39	—	39	—
RPAs sold	—	—	5,088	30
RPAs purchased	28,648	151	—	—
Total derivatives	$627,068	$62,722	$603,508	$62,170
As of December 31, 2018:
Customer derivatives – interest rate swaps	$369,623	$12,550	$369,623	$12,549
RPAs sold	—	—	854	2
RPAs purchased	35,305	71	—	—
Total derivatives	$404,928	$12,621	$370,477	$12,551

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at September 30, 2019 and December 31, 2018 was $62.2 million and $8.8 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $61.7 million and $11.5 million as of September 30, 2019 and December 31, 2018, respectively.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2016.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the nine months ended September 30, 2019 or 2018.

Note 15 – Shareholders’ Equity

Dividend

On October 17, 2019, BMBC’s Board of Directors declared a regular quarterly dividend of $0.26 per share payable December 1, 2019 to shareholders of record as of November 1, 2019. During the third quarter of 2019, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.26 per share. This dividend totaled $5.4 million, based on outstanding shares and restricted stock units as of August 1, 2019 of 20,447,947 shares.

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

For the three and nine months ended September 30, 2019, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three and nine months ended September 30, 2019. No other sales of equity securities were executed under the Shelf Registration Statement during the three and nine months ended September 30, 2019.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and nine months ended September 30, 2019, 15,625 shares and 49,700 shares, respectively, were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $285 thousand and $907 thousand, respectively. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $933 thousand and $3.0 million for the three and nine months ended September 30, 2019, respectively.

Stock Repurchases

On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) pursuant to which the Corporation may repurchase up to 1,200,000 shares of BMBC’s common stock, at an aggregate purchase price not to exceed $40 million. The 2015 Program was completed during the second quarter of 2019. During the six months ended June 30, 2019, 40,016 shares were repurchased under the 2015 Program at an average price of $38.12. As of June 30, 2019, there were no shares remaining authorized for repurchase under the 2015 Program.

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019 upon the completion of BMBC’s existing 2015 Program. During the three and nine months ended September 30, 2019, 54,291 and 82,767 shares, respectively, were repurchased under the 2019 Program at an average price of $35.38 and $36.22, respectively. All share repurchases were accomplished in open market transactions. As of September 30, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 917,233, at an aggregate purchase price not to exceed $43.9 million.

In addition to the 2015 Program and 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 16 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2019	$2,952	$(1,252)	$1,700
Other comprehensive income	983	15	998
Balance, September 30, 2019	$3,935	$(1,237)	$2,698

Balance, June 30, 2018	$(9,669)	$(1,522)	$(11,191)
Other comprehensive (loss) income	(2,319)	108	(2,211)
Balance, September 30, 2018	$(11,988)	$(1,414)	$(13,402)

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive income	10,164	47	10,211
Balance, September 30, 2019	$3,935	$(1,237)	$2,698

Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(9,127)	139	(8,988)
Balance, September 30, 2018	$(11,988)	$(1,414)	$(13,402)

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three and nine months ended September 30, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended September 30,		Affected Income Statement Category
	2019	2018
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$10	$25	Other operating expenses
Income tax effect	(2)	(5)	Income tax expense
Net of income tax	$8	$20	Net income

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Nine Months Ended September 30,		Affected Income Statement Category
	2019	2018
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$(7)	Net gain on sale of available for sale investment securities
Realization of gain on transfer of investment securities available for sale to trading	—	(417)	Other operating income
Total	—	(424)
Income tax effect	—	89	Income tax expense
Net of income tax	$—	$(335)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$34	$75	Other operating expenses
Income tax effect	(7)	(15)	Income tax expense
Net of income tax	$27	$60	Net income

(1) Accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except share and per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$16,360	$16,682	$42,822	$46,656
Denominator for basic earnings per share – weighted average shares outstanding	20,132,117	20,270,706	20,148,289	20,237,757
Effect of dilutive common shares	76,513	167,670	88,042	206,318
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,208,630	20,438,376	20,236,331	20,444,075
Basic earnings per share	$0.81	$0.82	$2.13	$2.31
Diluted earnings per share	0.81	0.82	2.12	2.28
Antidilutive shares excluded from computation of average dilutive earnings per share	769	22,232	1,840	48,807

Note 18 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$10,826	$10,826	$—	$10,343	$10,343
Insurance commissions	—	1,842	1,842	—	1,754	1,754
Capital markets revenue(1)	2,113	—	2,113	710	—	710
Service charges on deposit accounts	856	—	856	726	—	726
Loan servicing and other fees(1)	555	—	555	559	—	559
Net gain on sale of loans(1)	674	—	674	631	—	631
Net (loss) gain on sale of OREO	(12)	—	(12)	5	—	5
Dividends on FHLB and FRB stock(1)	346	—	346	375	—	375
Other operating income(2)	2,219	36	2,255	3,123	48	3,171
Total noninterest income	$6,751	$12,704	$19,455	$6,129	$12,145	$18,274

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $588 thousand and $595 thousand for the three months ended September 30, 2019 and 2018, respectively, which are within the scope of ASC 606.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$32,728	$32,728	$—	$31,309	$31,309
Insurance commissions	—	5,211	5,211	—	5,349	5,349
Capital markets revenue(1)	5,821	—	5,821	3,481	—	3,481
Service charges on deposit accounts	2,516	—	2,516	2,191	—	2,191
Loan servicing and other fees(1)	1,717	—	1,717	1,720	—	1,720
Net gain on sale of loans(1)	1,745	—	1,745	1,677	—	1,677
Net gain on sale of investment securities available for sale(1)	—	—	—	7	—	7
Net (loss) gain on sale of OREO	(36)	—	(36)	292	—	292
Dividends on FHLB and FRB stock(1)	1,073	—	1,073	1,316	—	1,316
Other operating income(2)	8,071	83	8,154	10,393	150	10,543
Total noninterest income	$20,907	$38,022	$58,929	$21,077	$36,808	$57,885

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $1.6 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the three and nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2019	16,526	$18.33	$5.09
Forfeited	—	—	—
Expired	—	—	—
Exercised	(15,625)	18.27	4.42
Options outstanding, September 30, 2019	901	19.33	16.78

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2018	50,601	$18.28	$4.68
Forfeited	—	—	—
Expired	—	—	—
Exercised	(49,700)	18.26	4.46
Options outstanding, September 30, 2019	901	19.33	16.78

As of September 30, 2019 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Proceeds from exercise of stock options	$285	$349	$907	$1,456
Related tax benefit recognized	57	81	212	312
Net proceeds of options exercised	$342	$430	$1,119	$1,768

Intrinsic value of options exercised	$272	$386	$1,010	$1,484

The following table provides information about options outstanding and exercisable at September 30, 2019:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	901	901
Weighted average exercise price	$19.33	$19.33
Aggregate intrinsic value	$314	$314
Weighted average remaining contractual term in years	2.8	2.8

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

For the three and nine months ended September 30, 2019, the Corporation recognized $466 thousand and $1.4 million, respectively, of expense related to the Corporation’s RSUs. As of September 30, 2019, there was $3.4 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.3 years.

During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offers certain benefits to eligible employees who meet the Incentive Program requirements and voluntarily exit from service with the Corporation, the Bank or one of their subsidiaries. As part of the Incentive Program, the Corporation elected to remove the service requirement as an RSU vesting condition for employees who held RSUs and chose to participate in the Incentive Program. As a result, 3,494 RSUs have been modified through September 30, 2019, which resulted in $112 thousand of incremental expense to date, all of which was recognized during the three months ended March 31, 2019.

The following table details the RSUs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	135,491	$38.27	76,746	$39.71
Granted	3,098	35.42	70,406	36.30
Vested	(16,095)	34.06	(19,229)	33.41
Forfeited	(298)	36.19	(5,727)	39.38
Ending balance	122,196	38.75	122,196	38.75

PSUs

For the three and nine months ended September 30, 2019, the Corporation recognized $467 thousand and $1.6 million, respectively, of expense related to the PSUs. As of September 30, 2019, there was $3.3 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.1 years.

As part of the Incentive Program, the Corporation elected to remove the service requirement as a PSU vesting condition for employees who held PSUs and chose to participate in the Incentive Program. As a result, 8,208 PSUs have been modified through September 30, 2019, which resulted in $250 thousand of incremental expense to date, all of which was recognized during the three months ended March 31, 2019.

The following table details the PSUs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	179,893	$35.72	121,656	$36.82
Granted	444	31.96	69,553	34.27
Added by performance	3,688	30.45	3,688	30.45
Vested(1)	(31,507)	29.38	(31,507)	29.38
Forfeited	(14,072)	27.13	(24,944)	32.31
Ending balance	138,446	37.88	138,446	37.88

(1) Includes an aggregate of 41 shares paid in cash in lieu of fractional shares.

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

As of September 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$101	$101	$—	$—
Obligations of U.S. government & agencies	172,753	—	172,753	—
Obligations of state & political subdivisions	6,327	—	6,327	—
Mortgage-backed securities	388,891	—	388,891	—
Collateralized mortgage obligations	35,459	—	35,459	—
Other investment securities	650	—	650	—
Total investment securities available for sale	604,181	101	604,080	—

Investment securities trading:
Mutual funds	8,324	8,324	—	—

Derivatives:
Interest rate swaps	62,571	—	62,571	—
RPAs purchased	151	—	151	—
FX forwards	—	—	—	—
Total derivatives	62,722	—	62,722	—

Total recurring fair value measurements	$675,227	$8,425	$666,802	$—

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,013	$200,013	$—	$—
Obligations of U.S. government & agencies	195,855	—	195,855	—
Obligations of state & political subdivisions	11,332	—	11,332	—
Mortgage-backed securities	289,890	—	289,890	—
Collateralized mortgage obligations	39,252	—	39,252	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	737,442	200,013	537,429	—

Investment securities trading:
Mutual funds	7,502	7,502	—	—

Derivatives:
Interest rate swaps	12,550	—	12,550	—
RPAs purchased	71	—	71	—
Total derivatives	12,621	—	12,621	—

Total recurring fair value measurements	$757,565	$207,515	$550,050	$—

There have been no transfers between levels during the three and nine months ended September 30, 2019.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

As of September 30, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$4,925	$—	$—	$4,925
Impaired loans and leases	18,726	—	—	18,726
OREO	72	—	—	72
Total non-recurring fair value measurements	$23,723	$—	$—	$23,723

As of December 31, 2018
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$6,277	$—	$—	$6,277
Impaired loans and leases	22,112	—	—	22,112
OREO	417	—	—	417
Total non-recurring fair value measurements	$28,806	$—	$—	$28,806

During the three and nine months ended September 30, 2019, a net increase and a net decrease of $1 thousand and $1 thousand, respectively, were recorded in the Allowance as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		September 30, 2019		December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$94,740	$94,740	$48,456	$48,456
Investment securities - available for sale	See Note 20	604,181	604,181	737,442	737,442
Investment securities - trading	See Note 20	8,324	8,324	7,502	7,502
Investment securities – held to maturity	Level 2	12,947	13,015	8,684	8,438
Loans held for sale	Level 2	5,767	5,767	1,749	1,749
Net portfolio loans and leases	Level 3	3,519,970	3,491,456	3,407,728	3,414,921
MSRs	Level 3	4,580	4,925	5,047	6,277
Interest rate swaps	Level 2	62,571	62,571	12,550	12,550
FX forwards	Level 2	—	—	—	—
RPAs purchased	Level 2	151	151	71	71
Other assets	Level 3	45,576	45,576	43,641	43,641
Total financial assets		$4,358,807	$4,330,706	$4,272,870	$4,281,047
Financial liabilities:
Deposits	Level 2	$3,698,488	$3,698,300	$3,599,087	$3,594,123
Short-term borrowings	Level 2	203,471	203,471	252,367	252,367
Long-term FHLB advances	Level 2	44,735	44,831	55,374	54,803
Subordinated notes	Level 2	98,660	97,387	98,526	100,120
Junior subordinated debentures	Level 2	21,709	25,681	21,580	31,176
Interest rate swaps	Level 2	62,140	62,140	12,549	12,549
FX forwards	Level 2	—	—	—	—
RPAs sold	Level 2	30	30	2	2
Other liabilities	Level 3	51,965	51,965	60,847	60,847
Total financial liabilities		$4,181,198	$4,183,805	$4,100,332	$4,105,987

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 2019 and December 31, 2018 were $776.2 million and $867.2 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of September 30, 2019 and December 31, 2018 were $34.3 million and $21.2 million, respectively.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three or nine months ended September 30, 2019.

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Bank. BMT Investment Advisers, formed in May 2017, which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust, is also reported under the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$37,397	$1	$37,398	$36,726	$3	$36,729
Provision for loan and lease losses	919	—	919	664	—	664
Net interest income after loan loss provision	36,478	1	36,479	36,062	3	36,065
Noninterest income:
Fees for wealth management services	—	10,826	10,826	—	10,343	10,343
Insurance commissions	—	1,842	1,842	—	1,754	1,754
Capital markets revenue	2,113	—	2,113	710	—	710
Service charges on deposit accounts	856	—	856	726	—	726
Loan servicing and other fees	555	—	555	559	—	559
Net gain on sale of loans	674	—	674	631	—	631
Net (loss) gain on sale of OREO	(12)	—	(12)	5	—	5
Other operating income	2,565	36	2,601	3,498	48	3,546
Total noninterest income	6,751	12,704	19,455	6,129	12,145	18,274

Noninterest expenses:
Salaries & wages	12,674	5,091	17,765	11,737	4,791	16,528
Employee benefits	2,343	945	3,288	2,394	962	3,356
Occupancy and bank premises	2,502	506	3,008	2,224	493	2,717
Amortization of intangible assets	327	627	954	386	505	891
Professional fees	902	142	1,044	889	108	997
Other operating expenses	7,643	1,471	9,114	7,770	1,333	9,103
Total noninterest expenses	26,391	8,782	35,173	25,400	8,192	33,592
Segment profit	16,838	3,923	20,761	16,791	3,956	20,747
Intersegment (revenues) expenses(1)	(124)	124	—	(186)	186	—
Pre-tax segment profit after eliminations	$16,714	$4,047	$20,761	$16,605	$4,142	$20,747
% of segment pre-tax profit after eliminations	80.5%	19.5%	100.0%	80.0%	20.0%	100.0%
Segment assets (dollars in millions)	$4,771.9	$56.7	$4,828.6	$4,335.8	$52.6	$4,388.4

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$111,652	$4	$111,656	$111,479	$5	$111,484
Provision for loan and lease losses	6,282	—	6,282	4,831	—	4,831
Net interest income after loan loss provision	105,370	4	105,374	106,648	5	106,653
Noninterest income:
Fees for wealth management services	—	32,728	32,728	—	31,309	31,309
Insurance commissions	—	5,211	5,211	—	5,349	5,349
Capital markets revenue	5,821	—	5,821	3,481	—	3,481
Service charges on deposit accounts	2,516	—	2,516	2,191	—	2,191
Loan servicing and other fees	1,717	—	1,717	1,720	—	1,720
Net gain on sale of loans	1,745	—	1,745	1,677	—	1,677
Net gain on sale of investment securities available for sale	—	—	—	7	—	7
Net (loss) gain on sale of OREO	(36)	—	(36)	292	—	292
Other operating income	9,144	83	9,227	11,709	150	11,859
Total noninterest income	20,907	38,022	58,929	21,077	36,808	57,885

Noninterest expenses:
Salaries & wages	40,744	14,960	55,704	34,077	14,673	48,750
Employee benefits	7,853	2,918	10,771	6,992	2,949	9,941
Occupancy and bank premises	7,842	1,543	9,385	7,035	1,429	8,464
Amortization of intangible assets	982	1,866	2,848	1,169	1,490	2,659
Professional fees	3,286	394	3,680	2,497	180	2,677
Other operating expenses	22,895	4,802	27,697	29,076	3,891	32,967
Total noninterest expenses	83,602	26,483	110,085	80,846	24,612	105,458
Segment profit	42,675	11,543	54,218	46,879	12,201	59,080
Intersegment (revenues) expenses*	(372)	372	—	(485)	485	—
Pre-tax segment profit after eliminations	$42,303	$11,915	$54,218	$46,394	$12,686	$59,080
% of segment pre-tax profit after eliminations	78.0%	22.0%	100.0%	78.5%	21.5%	100.0%
Segment assets (dollars in millions)	$4,771.9	$56.7	$4,828.6	$4,335.8	$52.6	$4,388.4

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	September 30, 2019	December 31, 2018
Assets under management, administration, supervision and brokerage	$15,609.8	$13,429.5

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first nine months of 2019 compared to the financial condition as of December 31, 2018. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three and nine months ended September 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Bryn Mawr Bank Corporation (the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “might,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “predict,” “believe” and similar expressions are intended to identify statements that constitute forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•local, regional, national and international economic conditions, their impact on us and our customers, and our ability to assess those impacts;
•our need for capital;
•reduced demand for our products and services, and lower revenues and earnings due to an economic recession;
•lower earnings due to other-than-temporary impairment charges related to our investment securities portfolios or other assets;
•changes in monetary or fiscal policy, or existing statutes, regulatory guidance, legislation or judicial decisions, including those concerning banking, securities. insurance or taxes, that adversely affect our business, the financial services industry as a whole, the Corporation, or our subsidiaries individually or collectively;
•changes in the level of non-performing assets and charge-offs;
•effectiveness of capital management strategies and activities;
•changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2020;

•other changes in accounting requirements or interpretations;
•the accuracy of assumptions underlying the establishment of provisions for loan and lease losses, estimates in the value of collateral, and various financial assets and liabilities;
•inflation, securities market and monetary fluctuations, including changes in the market values of financial assets and the stability of particular securities markets;
•changes in interest rates, spreads on interest-earning assets and interest-bearing liabilities, and interest rate sensitivity;
•uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021;
•prepayment speeds, loan originations and credit losses;
•changes in the value of our mortgage servicing rights;

•sources of liquidity and financial resources in the amounts, at the times, and on the terms required to support our future business;
•results of examinations by the Federal Reserve Board of the Corporation or its subsidiaries, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets, or restrict our ability to: engage in new products or services; engage in future mergers or acquisitions; open new branches; pay future dividends; or otherwise take action, or refrain from taking action, in order to correct activities or practices that the Federal Reserve believes may violate applicable law or constitute an unsafe or unsound banking practice;
•variances in common stock outstanding and/or volatility in common stock price;
•fair value of and number of stock-based compensation awards to be issued in future periods;
•risks related to our mergers and acquisitions, including, but not limited to: reputational risks; client and customer retention risks; diversion of management’s time for integration-related issues; integration may take longer than anticipated or cost more than expected; anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve, or may not be realized;
•deposit attrition, operating costs, customer loss and business disruption following a merger or acquisition, including, without limitation, difficulties in maintaining relationships with employees, customers, and/or suppliers may be greater than expected;
•the credit risks of lending activities and overall quality of the composition of acquired loan, lease and securities portfolio;
•our success in continuing to generate new business in our existing markets, as well as identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;
•our ability to continue to generate investment results for customers or introduce competitive new products and services on a timely, cost-effective basis, including investment and banking products that meet customers’ needs;
•changes in consumer and business spending, borrowing and savings habits and demand for financial services in the relevant market areas;
•extent to which products or services previously offered (including but not limited to mortgages and asset back securities) require us to incur liabilities or absorb losses not contemplated at their initiation or origination;
•rapid technological developments and changes;
•technological systems failures, interruptions and security breaches, internally or through a third-party provider, could negatively impact our operations, customers and/or reputation;
•competitive pressure and practices of other commercial banks, thrifts, mortgage companies, finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in our market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
•protection and validity of intellectual property rights;
•reliance on large customers;
•technological, implementation and cost/financial risks in contracts;
•the outcome of pending and future litigation and governmental proceedings;
•any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);
•ability to retain key employees and members of senior management;
•changes in relationships with employees, customers, and/or suppliers;
•the ability of key third-party providers to perform their obligations to us and our subsidiaries;
•our need for capital, or our ability to control operating costs and expenses or manage loan and lease delinquency rates;
•other material adverse changes in operations or earnings; and
•our success in managing the risks involved in the foregoing.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2019, as compared to the same period in 2018, and the changes in its financial condition as of September 30, 2019 as compared to December 31, 2018. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•Net income attributable to the Corporation for the three months ended September 30, 2019 was $16.4 million, a decrease of $322 thousand as compared to $16.7 million for the same period in 2018. Diluted earnings per share was $0.81 for the three months ended September 30, 2019 as compared to $0.82 for the same period in 2018.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended September 30, 2019 were 10.90% and 1.36%, respectively, as compared to ROAE and ROAA of 12.08% and 1.51% respectively, for the same period in 2018.

•Tax-equivalent net interest income increased $666 thousand, or 1.8%, to $37.5 million for the three months ended September 30, 2019, as compared to $36.9 million for the same period in 2018.

•Provision for loan and lease losses (the “Provision”) of $919 thousand for the three months ended September 30, 2019 was an increase of $255 thousand from the $664 thousand Provision recorded for the same period in 2018.

•Noninterest income of $19.5 million for the three months ended September 30, 2019 increased $1.2 million as compared to $18.3 million for the same period in 2018.

•Fees for wealth management services, capital markets revenue and insurance commissions of $10.8 million, $2.1 million and $1.8 million, respectively, for the three months ended September 30, 2019 increased $483 thousand, $1.4 million and $88 thousand as compared to the same period in 2018.

•Noninterest expense of $35.2 million for the three months ended September 30, 2019 increased $1.6 million, from $33.6 million for the same period in 2018.

Nine Month Results of Operations

•Net income attributable to the Corporation for the nine months ended September 30, 2019 was $42.8 million, a decrease of $3.9 million as compared to $46.7 million for the same period in 2018. Diluted earnings per share was $2.12 for the nine months ended September 30, 2019 as compared to $2.28 for the same period in 2018.

•ROAE and ROAA for the nine months ended September 30, 2019 were 9.82% and 1.23%, respectively, as compared to 11.62% and 1.44% respectively, for the same period in 2018.

•Tax-equivalent net interest income increased $235 thousand, or 0.2%, to $112.0 million for the nine months ended September 30, 2019, as compared to $111.8 million for the same period in 2018.

•The Provision of $6.3 million for the nine months ended September 30, 2019 was an increase of $1.5 million from the $4.8 million Provision recorded for the same period in 2018.

•Noninterest income of $58.9 million for the nine months ended September 30, 2019 increased $1.0 million as compared to $57.9 million for the same period in 2018.

•Fees for wealth management services and capital markets revenue of $32.7 million, and $5.8 million, respectively, for the nine months ended September 30, 2019 increased $1.4 million and $2.3 million, respectively, as compared to the same period in 2018. Insurance commissions of $5.2 million for the nine months ended September 30, 2019 decreased $138 thousand as compared to the same period in 2018.

•Noninterest expense of $110.1 million for the nine months ended September 30, 2019 increased $4.6 million, from $105.5 million for the same period in 2018.

Changes in Financial Condition

•Total assets of $4.83 billion as of September 30, 2019 increased $176.2 million from $4.65 billion as of December 31, 2018.

•Total shareholders’ equity of $600.9 million as of September 30, 2019 increased $36.2 million from $564.7 million as of December 31, 2018.

•Total portfolio loans and leases as of September 30, 2019 were $3.54 billion, an increase of $113.6 million from $3.43 billion as of December 31, 2018.

•Total non-performing loans and leases of $14.1 million represented 0.40% of portfolio loans and leases as of September 30, 2019 as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018.

•The $20.8 million Allowance, as of September 30, 2019, represented 0.59% of portfolio loans and leases, as compared to $19.4 million or 0.57% of portfolio loans and leases as of December 31, 2018.

•Total deposits of $3.70 billion as of September 30, 2019 increased $99.4 million from $3.60 billion as of December 31, 2018.

•Wealth assets under management, administration, supervision and brokerage as of September 30, 2019 were $15.61 billion, an increase of $2.18 billion from $13.43 billion as of December 31, 2018.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2019 and 2018 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average equity	10.90%	12.08%	9.82%	11.62%
Return on average assets	1.36	1.51	1.23	1.44
Tax-equivalent net interest margin	3.54	3.69	3.61	3.81
Equity to assets ratio	12.51	12.52	12.53	12.39
Basic earnings per share	$0.81	$0.82	$2.13	$2.31
Diluted earnings per share	0.81	0.82	2.12	2.28
Dividends paid or accrued per share	0.26	0.25	0.77	0.69
Dividends paid or accrued per share to net income per basic common share	32.1%	30.5%	36.2%	29.9%

The following table presents certain key period-end balances and ratios as of September 30, 2019 and December 31, 2018:

(dollars in millions, except per share amounts)	September 30, 2019	December 31, 2018
Book value per share	$29.86	$28.01
Allowance as a percentage of portfolio loans and leases	0.59%	0.57%
Tier I capital to risk weighted assets	11.33	10.92
Loan to deposit ratio	95.7	95.2
Wealth assets under management, administration, supervision and brokerage	$15,609.8	$13,429.5
Portfolio loans and leases	3,540.7	3,427.2
Total assets	4,828.6	4,652.5
Total shareholders’ equity	600.9	564.7

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and nine months ended September 30, 2019, as compared to the same period in 2018, and the changes in its financial condition as of September 30, 2019 as compared to December 31, 2018.

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

Components of Net Income

Net income is comprised of five major elements:

•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision for Loan and Lease Losses, or the amount added to the Allowance to provide for estimated inherent losses on portfolio loans and leases;
•Noninterest Income, which is made up primarily of wealth management revenue, capital markets revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;
•Noninterest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees, due diligence, merger-related and merger integration expenses, and other operating expenses; and
•Income Tax Expense, which includes state and federal jurisdictions.

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below tables present a summary, for the three and nine months ended September 30, 2019 and 2018, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended September 30, 2019 Compared to the Same Period in 2018

For the three months ended September 30, 2019, tax-equivalent net interest income increased $666 thousand, or 1.8%, to $37.5 million, as compared to $36.9 million for the same period in 2018.

Items contributing to the increase were increases of $3.4 million and $808 thousand in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest earned on available for sale investment securities, respectively, as well as decreases of $159 thousand and $151 thousand in interest paid on short-term borrowings and long-term FHLB advances, respectively. These increases to tax-equivalent net interest income were partially offset by a $4.0 million increase in interest paid on deposits for the three months ended September 30, 2019 as compared to the same period in 2018.

The $3.4 million increase in tax-equivalent interest and fees on loans and leases was primarily related to the $153.2 million increase in average loans to $3.53 billion for the three months ended September 30, 2019 as compared to $3.38 billion for the three months ended September 30, 2018 coupled with a 17 basis point increase in the yield on loans and leases as compared to the same period in 2018.

The $808 thousand increase in tax-equivalent interest income on available for sale investment securities was primarily related to the $71.2 million increase in average available for sale investment securities for the third quarter of 2019 as compared to the third quarter of 2018 coupled with a 27 basis point increase in the yield on available for sale investment securities as compared to the same period in 2018.

Interest expense on short-term borrowings and long-term FHLB advances for the three months ended September 30, 2019 decreased $159 thousand and $151 thousand, respectively as compared to the same period in 2018. Average short-term borrowings and average long-term FHLB advances decreased $38.2 million and $35.8 million, respectively, offset by a 10 and 19 basis point increase in the rate paid on short-term borrowings and long-term FHLB advances, respectively, as compared to the same period in 2018.

The $4.0 million increase in interest expense on deposits for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to a 48 basis point increase in the rate paid on deposits as compared to the same period in 2018 coupled with a $283.0 million increase in average interest-bearing deposits as compared to the same period in 2018. The increase in rate paid was related to the competitive dynamics in the markets in which we operate and certain promotional interest rates offered during the first and second quarters of 2019.

Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

For the nine months ended September 30, 2019, tax-equivalent net interest income increased $235 thousand, or 0.2%, to $112.0 million, as compared to $111.8 million for the same period in 2018.

Items contributing to the increase were increases of $10.8 million and $2.0 million in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest earned on available for sale investment securities, respectively, as well as decreases of $656 thousand and $474 thousand in interest paid on long-term FHLB advances and short-term borrowings, respectively. These increases to tax-equivalent net interest income were partially offset by a $13.8 million increase in interest paid on deposits for the nine months ended September 30, 2019 as compared to the same period in 2018.

The $10.8 million increase in tax-equivalent interest and fees on loans and leases was primarily related to the $170.1 million increase in average loans to $3.51 billion for the nine months ended September 30, 2019 as compared to $3.34 billion for the nine months ended September 30, 2018 coupled with a 17 basis point increase in the yield on loans and leases as compared to the same period in 2018.

The $2.0 million increase in tax-equivalent interest income on available for sale investment securities was primarily related to the $47.1 million increase in average available for sale investment securities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 coupled with a 29 basis point increase in the yield on available for sale investment securities as compared to the same period in 2018.

Interest expense on long-term FHLB advances and short-term borrowings for the nine months ended September 30, 2019 decreased $656 thousand and $474 thousand, respectively, as compared to the same period in 2018. Average long-term FHLB advances and average short-term borrowings decreased $51.2 million and $63.4 million, respectively, offset by an 18 and 41 basis point increase in the rate paid on long-term FHLB advances and short-term borrowings, respectively, as compared to the same period in 2018.

The $13.8 million increase in interest expense on deposits for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to a 60 basis point increase in the rate paid on deposits as compared to the same period in 2018 coupled with a $274.5 million increase in average interest-bearing deposits as compared to the same period in 2018. The increase in rate paid was related to the competitive dynamics in the markets in which we operate and certain promotional interest rates offered during the first and second quarters of 2019.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$48,597	$143	1.17%	$37,467	$64	0.68%
Investment securities - available for sale:
Taxable	594,975	3,765	2.51	514,360	2,910	2.24
Tax-exempt(4)	6,594	36	2.17	16,056	83	2.05
Total investment securities – available for sale	601,569	3,801	2.51	530,416	2,993	2.24
Investment securities – held to maturity	12,360	80	2.57	8,378	55	2.60
Investment securities – trading	8,407	27	1.27	8,204	30	1.45
Loans and leases(1)(2)(3)(4)	3,532,923	45,642	5.13	3,379,699	42,214	4.96
Total interest-earning assets	4,203,856	49,693	4.69	3,964,164	45,356	4.54
Cash and due from banks	12,890			7,587
Allowance for loan and lease losses	(21,438)			(19,467)
Other assets	564,766			423,864
Total assets	$4,760,074			$4,376,148
Liabilities:
Savings, NOW, and market rate accounts	$1,996,181	$5,445	1.08	$1,695,214	$2,425	0.57
Wholesale deposits	299,309	1,729	2.29	256,347	1,329	2.06
Retail time deposits	480,736	2,336	1.93	541,652	1,779	1.30
Total interest-bearing deposits	2,776,226	9,510	1.36	2,493,213	5,533	0.88
Short-term borrowings	169,985	937	2.19	208,201	1,096	2.09
Long-term FHLB advances	45,698	243	2.11	81,460	394	1.92
Subordinated notes	98,634	1,145	4.61	98,457	1,144	4.61
Junior subordinated debt	21,680	340	6.22	21,511	337	6.22
Total interest-bearing liabilities	3,112,223	12,175	1.55	2,902,842	8,504	1.16
Noninterest-bearing deposits	903,314			866,314
Other liabilities	149,226			59,085
Total noninterest-bearing liabilities	1,052,540			925,399
Total liabilities	4,164,763			3,828,241
Shareholders’ equity	595,311			547,907
Total liabilities and shareholders’ equity	$4,760,074			$4,376,148
Net interest spread			3.14			3.38
Effect of noninterest-bearing sources			0.40			0.31
Net interest income/margin on earning assets(4)		$37,518	3.54		$36,852	3.69
Tax-equivalent adjustment(4)		$120	0.01%		$123	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $885 thousand and $453 thousand for the three months ended September 30, 2019 and 2018, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$39,785	$348	1.17%	$37,573	$181	0.64%
Investment securities - available for sale:
Taxable	566,742	10,528	2.48	509,405	8,382	2.20
Tax-exempt(4)	7,961	134	2.25	18,241	276	2.02
Total investment securities – available for sale	574,703	10,662	2.48	527,646	8,658	2.19
Investment securities – held to maturity	10,540	218	2.77	8,054	171	2.84
Investment securities – trading	8,206	73	1.19	8,248	73	1.18
Loans and leases(1)(2)(3)(4)	3,511,829	135,503	5.16	3,341,741	124,750	4.99
Total interest-earning assets	4,145,063	146,804	4.74	3,923,262	133,833	4.56
Cash and due from banks	13,671			8,468
Allowance for loan and lease losses	(20,729)			(18,386)
Other assets	515,059			418,261
Total assets	$4,653,064			$4,331,605
Liabilities:
Savings, NOW, and market rate accounts	$1,908,405	$14,249	1.00	$1,719,004	$5,977	0.46
Wholesale deposits	329,103	5,884	2.39	221,073	3,035	1.84
Retail time deposits	511,290	7,129	1.86	534,177	4,492	1.12
Total interest-bearing deposits	2,748,798	27,262	1.33	2,474,254	13,504	0.73
Short-term borrowings	132,100	2,237	2.26	195,483	2,711	1.85
Long-term FHLB advances	51,125	790	2.07	102,312	1,446	1.89
Subordinated notes	98,588	3,434	4.66	98,450	3,430	4.66
Junior subordinated debt	21,638	1,050	6.49	21,470	946	5.89
Total interest-bearing liabilities	3,052,249	34,773	1.52	2,891,969	22,037	1.02
Noninterest-bearing deposits	895,111			849,247
Other liabilities	122,665			53,763
Total noninterest-bearing liabilities	1,017,776			903,010
Total liabilities	4,070,025			3,794,979
Shareholders’ equity	583,039			536,626
Total liabilities and shareholders’ equity	$4,653,064			$4,331,605
Net interest spread			3.22			3.54
Effect of noninterest-bearing sources			0.39			0.27
Net interest income/margin on earning assets(4)		$112,031	3.61		$111,796	3.81
Tax-equivalent adjustment(4)		$375	0.01%		$312	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $1.8 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2019 as compared to the same period in 2018, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2019 Compared to 2018
(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$19	$60	$79	$11	$156	$167
Investment securities - taxable	487	390	877	1,005	1,188	2,193
Investment securities -nontaxable	(60)	13	(47)	(164)	22	(142)
Loans and leases	1,915	1,513	3,428	6,313	4,440	10,753
Total interest income	2,361	1,976	4,337	7,165	5,806	12,971
Interest expense:
Savings, NOW and market rate accounts	436	2,584	3,020	645	7,627	8,272
Wholesale deposits	225	175	400	1,491	1,358	2,849
Retail time deposits	(1,140)	1,697	557	(313)	2,950	2,637
Short-term borrowings	(411)	252	(159)	(1,065)	591	(474)
Long-term FHLB advances	(288)	137	(151)	(767)	111	(656)
Subordinated notes	1	—	1	4	—	4
Junior subordinated debt	3	—	3	7	97	104
Total interest expense	(1,174)	4,845	3,671	2	12,734	12,736
Interest differential	$3,535	$(2,869)	$666	$7,163	$(6,928)	$235

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2019 and 2018.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.54% for the three months ended September 30, 2019 was a 15 basis point decrease from 3.69% for the same period in 2018. The main driver for the decrease in the tax-equivalent net interest margin was the rate and volume increases of interest-bearing deposits.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
3rd Quarter 2019	4.69%	1.55%	3.14%	0.40%	3.54%
2nd Quarter 2019	4.69	1.56	3.13	0.42	3.55
1st Quarter 2019	4.83	1.46	3.37	0.38	3.75
4th Quarter 2018	4.74	1.30	3.44	0.35	3.79
3rd Quarter 2018	4.54	1.16	3.38	0.31	3.69

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2019		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2018
	Amount	Percentage	Amount	Percentage
+300 basis points	$4,139	2.81%	$5,644	3.74%
+200 basis points	2,748	1.87	3,734	2.47
+100 basis points	1,337	0.91	1,860	1.23
-100 basis points	(4,229)	(2.87)	(6,546)	(4.34)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2019 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is less asset sensitive in a rising-rate environment as of September 30, 2019 than it was as of December 31, 2018. The decrease in sensitivity is related to an increase in interest bearing deposits and wholesale borrowings that can reprice more frequently with market rates.

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

Non-maturity deposits (demand deposits in particular) are recognized by the industry to have different sensitivities to interest rate environments. Consequently, it is an accepted practice to spread non-maturity deposits over defined time periods to capture that sensitivity. Commercial demand deposits are often in the form of compensating balances, and fluctuate inversely to the level of interest rates; the maturity of these deposits is reported as having a shorter life than typical retail demand deposits. Additionally, the industry practice has suggested distribution limits for non-maturity deposits. However, management has taken a more conservative approach than these limits would suggest by forecasting these deposit types with a shorter maturity. These assumptions are also reflected in the above interest rate simulation. The following table presents the Corporation’s gap analysis as of September 30, 2019:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$86.2	$—	$—	$—	$—	$86.2
Investment securities(1)	93.2	113.7	286.6	131.9	—	625.4
Loans and leases(2)	1,506.4	375.6	1,305.5	359.0	—	3,546.5
Allowance	—	—	—	—	(20.8)	(20.8)
Cash and due from banks	—	—	—	—	8.5	8.5
Operating lease right-of-use assets	0.7	2.2	10.6	28.7	—	42.2
Other assets	—	—	—	—	540.6	540.6
Total assets	1,686.5	491.5	1,602.7	519.6	528.3	4,828.6
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	25.4	76.2	263.6	539.2	—	904.4
Savings, NOW and market rate	82.4	247.2	774.1	906.7	—	2,010.4
Time deposits	160.9	185.2	119.7	1.6	—	467.4
Wholesale non-maturity deposits	274.1	—	—	—	—	274.1
Wholesale time deposits	41.7	—	0.4	—	—	42.1
Short-term borrowings	203.5	—	—	—	—	203.5
Long-term FHLB advances	17.5	7.5	19.7	—	—	44.6
Subordinated notes	—	30.0	68.7	—	—	98.7
Junior subordinated debentures	21.7	—	—	—	—	21.7
Operating lease liabilities	0.8	2.4	11.7	31.6	—	46.5
Other liabilities	—	—	—	—	114.2	114.2
Shareholders’ equity	21.5	64.4	343.4	171.6	—	600.9
Total liabilities and shareholders’ equity	849.5	612.9	1,601.3	1,650.7	114.2	4,828.6
Interest-earning assets	1,685.8	489.3	1,592.1	490.9	—	4,258.1
Interest-bearing liabilities	801.8	469.9	982.6	908.3	—	3,162.6
Difference between interest-earning assets and interest-bearing liabilities	884.0	19.4	609.5	(417.4)	—	1,095.5
Cumulative difference between interest earning assets and interest-bearing liabilities	$884.0	$903.4	$1,512.9	$1,095.5	$—	$1,095.5
Cumulative earning assets as a % of cumulative interest-bearing liabilities	210%	171%	167%	135%

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

PROVISION FOR LOAN AND LEASE LOSSES

For the three months ended September 30, 2019, the Corporation recorded a Provision of $919 thousand, a $255 thousand increase as compared to the same period in 2018. The increase in Provision was primarily related to the change in specific Allowances assigned to impaired loans and leases. As of September 30, 2019, specific Allowances totaled $502 thousand, which was a $42 thousand increase from June 30, 2019, as compared to specific Allowances of $278 thousand as of September 30, 2018, which was a $148 thousand decrease from June 30, 2018. Net charge-offs for the third quarter of 2019 decreased slightly, by $54 thousand, to $1.3 million as compared to $1.4 million for the same period in 2018.

For the nine months ended September 30, 2019, the Corporation recorded a Provision of $6.3 million, a $1.5 million increase as compared to the same period in 2018. The increase in Provision was largely related to the increase in net charge-offs of loans and leases for which a specific Allowance had not been previously established. Net charge-offs for the nine months ended September 30, 2019 were $4.9 million as compared to $3.7 million for the same period in 2018.

Asset Quality and Analysis of Credit Risk

As of September 30, 2019, total nonperforming loans and leases decreased by $1.3 million to $14.1 million, representing 0.40% of portfolio loans and leases, as compared to $12.8 million, or 0.37% of portfolio loans and leases as of December 31, 2018. The decrease in nonperforming loans and leases was related to the addition of $11.4 million of new nonperforming loans and leases during the nine months ended September 30, 2019, offset by pay-offs and pay-downs of $4.9 million, charge-offs of $1.7 million, upgrades to performing status of $1.1 million, foreclosures added to OREO of $72 thousand and the sale of $2.4 million of loans and leases classified as nonperforming as of December 31, 2018. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of September 30, 2019, the Allowance of $20.8 million represented 0.59% of portfolio loans and leases, an increase of two basis points from December 31, 2018. The Allowance on originated (non-acquired) portfolio loans, as a percentage of originated (non-acquired) portfolio loans, was 0.66% as of September 30, 2019 as compared to 0.67% as of December 31, 2018. Loans acquired in mergers are recorded at fair value as of the date of acquisition. This fair value estimate takes into account an estimate of the expected lifetime losses of the acquired loans. As such, an acquired loan will not generally become subject to additional Allowance unless it becomes impaired.

As of September 30, 2019, the Corporation had $10.8 million of TDRs, of which $5.1 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $11.0 million of TDRs, of which $9.7 million were in compliance with modified terms, and were excluded from non-performing loans and leases. During the nine months ended September 30, 2019 $1.7 million in partial charge-offs of two TDRs which had been in compliance with modified terms as of December 31, 2018 were recorded with the remaining balances of these loans being moved to non-performing status.

As of September 30, 2019, the Corporation had a recorded investment of $19.2 million of impaired loans and leases which included $10.8 million of TDRs. Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest in accordance with the original terms of the loans and leases. Impaired loans and leases as of December 31, 2018 totaled $22.6 million which included $11.0 million of TDRs. Refer to Note 5H in the Notes to Unaudited Consolidated Financial Statements for more information regarding the Corporation’s impaired loans and leases.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Nonperforming Assets:
Nonperforming loans and leases	$14,119	$12,820
Other real estate owned	72	417
Total nonperforming assets	$14,191	$13,237

Troubled Debt Restructurings:
TDRs included in non-performing loans	$5,755	$1,217
TDRs in compliance with modified terms	5,069	9,745
Total TDRs	$10,824	$10,962

Loan and Lease quality indicators:
Allowance for loan and lease losses to nonperforming loans and leases	147.2%	151.5%
Nonperforming loans and leases to total portfolio loans and leases	0.40	0.37
Allowance for loan and lease losses to total portfolio loans and leases	0.59	0.57
Nonperforming assets to total loans and leases and OREO	0.40	0.39
Nonperforming assets to total assets	0.29	0.28
Total portfolio loans and leases	$3,540,747	$3,427,154
Allowance for loan and lease losses	20,777	19,426

NONINTEREST INCOME

Three Months Ended September 30, 2019 Compared to the Same Period in 2018

Noninterest income of $19.5 million for the three months ended September 30, 2019 increased $1.2 million as compared to $18.3 million for the same period in 2018. Increases of $1.4 million and $483 thousand in capital markets revenue and fees for wealth management services, respectively, were partially offset by a decrease of $916 thousand of other operating income. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers and correspondent banks for the three months ended September 30, 2019 as compared to the same period in 2018. The decrease in other operating income was primarily due to $1.2 million of recoveries of purchase accounting fair value marks resulting from the pay offs of purchased credit impaired loans acquired in the RBPI merger for the three months ended September 30, 2018 as compared to $11 thousand for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

Noninterest income of $58.9 million for the nine months ended September 30, 2019 increased $1.0 million as compared to $57.9 million for the same period in 2018. Increases of $2.3 million and $1.4 million in capital markets revenue and fees for wealth management services, respectively, were partially offset by a decrease of $2.4 million of other operating income. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers and correspondent banks for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in fees for wealth management services was primarily due to the $1.70 billion increase in wealth assets under management, administration, supervision and brokerage to $15.61 as of September 30, 2019 as compared to $13.91 billion as of September 30, 2018. The decrease in other operating income was primarily due to $4.2 million of recoveries of purchase accounting fair value marks resulting from the pay offs of purchased credit impaired loans acquired in the RBPI merger for the nine months ended September 30, 2018 as compared to $59 thousand for the nine months ended September 30, 2019.

The following table provides details of other operating income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Visa debit card income	$464	$441	$1,314	$1,297
BOLI income	312	300	909	876
Commissions and fees	348	201	1,047	926
Safe deposit box rentals	117	113	288	300
Other investment income	37	62	484	209
Rental income	7	41	23	129
(Loss) gain on trading investments	(19)	287	927	706
Recovery of purchase accounting fair value loan mark	11	1,191	59	4,195
Miscellaneous other income	978	535	3,103	1,905
Other operating income	$2,255	$3,171	$8,154	$10,543

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Mortgage originations	$48,614	$47,786	$132,672	$109,604
Mortgage loans sold:
Servicing retained	—	—	—	1,850
Servicing released	30,158	28,530	61,355	70,378
Total mortgage loans sold	$30,158	$28,530	$61,355	$72,228
Percentage of originated mortgage loans sold	62.0%	59.7%	46.2%	65.9%
Servicing retained %	—	—	—	2.6
Servicing released %	100.0	100.0	100.0	97.4
Residential mortgage loans serviced for others	$527,869	$596,162	$527,869	$596,162
Mortgage servicing rights	4,580	5,328	4,580	5,328
Gain on sale of mortgage loans	471	228	1,354	992
Loan servicing and other fees	555	559	1,717	1,720
Amortization of MSRs	183	206	459	623
Recovery / (Impairment) of MSRs	19	23	(8)	74

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Market value	$6,396,399	$6,346,861	$6,232,651	$5,764,189	$6,032,831
Fixed fee	9,213,387	8,468,437	8,503,861	7,665,355	7,880,433
Total	$15,609,786	$14,815,298	$14,736,512	$13,429,544	$13,913,264

	Percentage of Wealth Assets as of:
Fee Basis	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Market value	41.0%	42.8%	42.3%	42.9%	43.4%
Fixed fee	59.0%	57.2%	57.7%	57.1%	56.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Market value	$7,924	$7,802	$7,618	$7,801	$7,841
Fixed fee	2,902	3,708	2,774	3,217	2,501
Total	$10,826	$11,510	$10,392	$11,018	$10,342

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Market value	73.2%	67.8%	73.3%	70.8%	75.8%
Fixed fee	26.8%	32.2%	26.7%	29.2%	24.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended September 30, 2019 Compared to the Same Period in 2018

Noninterest expense for the three months ended September 30, 2019 increased $1.6 million, to $35.2 million, as compared to the same period in 2018. Contributing to the increase were increases of $1.2 million, $291 thousand, $265 thousand, and $238 thousand in salaries and wages, occupancy and bank premises expenses, furniture, fixtures and equipment expenses, and advertising expenses, respectively. Partially offsetting these increases were decreases of $389 thousand and $371 thousand in due diligence, merger-related and merger integration expenses and other operating expenses, respectively.

Nine Months Ended September 30, 2019 Compared to the Same Period in 2018

Noninterest expense for the nine months ended September 30, 2019 increased $4.6 million, to $110.1 million, as compared to the same period in 2018. Contributing to the increase were increases of $7.0 million and $830 thousand in salaries and wages and employee benefits, respectively. During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation, the Bank or one of their subsidiaries. The increases in salaries and wages and employee benefits were largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019. Also contributing to the increase were increases of $1.2 million, $1.0 million, $921 thousand, and $411 thousand in furniture, fixtures and equipment expenses, professional fees, occupancy and bank premises expenses, and other operating expenses, respectively. Partially offsetting these increases in noninterest expense was a decrease of $7.8 million in due diligence, merger-related and merger integration expenses for the nine months ended September 30, 2019 as compared to the same period in 2018.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Contributions	$349	$361	$1,103	$990
Deferred compensation expense	(49)	237	672	489
Director fees	144	169	430	507
Dues and subscriptions	406	274	1,225	781
FDIC insurance(1)	—	493	910	1,245
Insurance	224	214	655	655
Loan processing	127	475	578	772
Miscellaneous other expenses	1,550	901	3,163	3,028
MSR amortization and impairment	165	184	468	550
Other taxes	30	11	153	48
Outsourced services	65	78	195	211
Wealth custodian fees	101	88	317	324
Postage	141	202	531	557
Stationary and supplies	163	128	419	391
Telephone and data lines	432	500	1,302	1,436
Temporary help and recruiting	182	82	562	239
Travel and entertainment	271	265	780	741
Other operating expenses	$4,301	$4,668	$13,463	$12,970
(1) Includes a FDIC small bank assessment credit of $407 thousand for the three and nine months ended September 30, 2019. The FDIC notified the Bank during September 2019 that the required deposit insurance fund reserve ratio was met at June 30, 2019, triggering the application of small bank credits. The Bank's total FDIC small bank assessment credit was $1.1 million, and the remaining credit of $655 thousand is expected to be applied in subsequent quarters dependent upon the deposit insurance fund reserve ratio.

INCOME TAXES

Income tax expense for the three months ended September 30, 2019 increased $336 thousand, to $4.4 million, as compared to the same period in 2018. The increase was primarily due to the $281 thousand decrease in net discrete tax benefits for the three months ended September 30, 2019 as compared to the same period in 2018. These discrete items were the result of excess tax benefits from stock-based compensation as well as the re-measurement of deferred tax items related to Tax Reform. The effective tax rate for the three months ended September 30, 2019 increased to 21.2% from 19.6% for the same period in 2018.

Income tax expense for the nine months ended September 30, 2019 decreased $1.0 million, to $11.4 million, as compared to the same period in 2018. The decrease was primarily due to the $4.9 million decrease in income before income taxes for the nine months ended September 30, 2019 as compared to the same period in 2018. Partially offsetting the increase was a $33 thousand decrease in net discrete tax benefits for the nine months ended September 30, 2019 as compared to the same period in 2018. These discrete items were the result of excess tax benefits from stock-based compensation as well as the re-measurement of deferred tax items related to Tax Reform. The effective tax rate for the nine months ended September 30, 2019 was 21.2%, unchanged from the same period in 2018.

BALANCE SHEET ANALYSIS

Total assets of $4.83 billion as of September 30, 2019 increased $176.2 million from $4.65 billion as of December 31, 2018. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2019 to December 31, 2018:

	September 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
Commercial mortgage	$1,762,382	49.8%	$1,657,436	48.4%	$104,946	6.3%
Home equity lines & loans	198,030	5.6	207,351	6.1	(9,321)	(4.5)
Residential mortgage	505,304	14.3	494,355	14.4	10,949	2.2
Construction	151,593	4.3	181,078	5.3	(29,485)	(16.3)
Commercial and industrial	709,808	20.0	695,584	20.3	14,224	2.0
Consumer	50,481	1.4	46,814	1.4	3,667	7.8
Leases	163,149	4.6	144,536	4.2	18,613	12.9
Total portfolio loans and leases	3,540,747	100.0	3,427,154	100.0	113,593	3.3
Loans held for sale	5,767		1,749		4,018	229.7
Total loans and leases	$3,546,514		$3,428,903		$117,611	3.4

Investment Securities

Investment securities available for sale as of September 30, 2019 totaled $604.2 million, as compared to $737.4 million as of December 31, 2018. The decrease was primarily related to the maturing of $200.0 million of short-term U.S. Treasury securities in the first quarter of 2019, partially offset by a $99.0 million increase in mortgage-backed securities.

Deposits

Deposits as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$778,809	21.1%	$664,749	18.5%	$114,060	17.2%
Money market	983,170	26.6	862,644	24.0	120,526	14.0
Savings	248,539	6.7	247,081	6.9	1,458	0.6
Retail time deposits	467,346	12.6	542,702	15.1	(75,356)	(13.9)
Wholesale non-maturity deposits	274,121	7.4	55,031	1.5	219,090	398.1
Wholesale time deposits	42,094	1.1	325,261	9.0	(283,167)	(87.1)
Interest-bearing deposits	2,794,079	75.5	2,697,468	74.9	96,611	3.6
Noninterest-bearing deposits	904,409	24.5	901,619	25.1	2,790	0.3
Total deposits	$3,698,488	100.0	$3,599,087	100.0	$99,401	2.8

Borrowings

Borrowings as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$203,471	55.2%	$252,367	59.0%	$(48,896)	(19.4)%
Long-term FHLB advances	44,735	12.1	55,374	12.9	(10,639)	(19.2)
Subordinated notes	98,660	26.8	98,526	23.0	134	0.1
Junior subordinated debentures	21,709	5.9	21,580	5.0	129	0.6
Total borrowed funds	$368,575	100.0	$427,847	100.0	$(59,272)	(13.9)

Capital

Consolidated shareholders' equity of the Corporation was $600.9 million, or 12.4% of total assets, as of September 30, 2019, as compared to $564.7 million, or 12.1% of total assets, as of December 31, 2018. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of September 30, 2019 and December 31, 2018:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital to risk weighted assets:
BMBC	$532,335	14.61%	$364,283	10.00%
Bank	464,133	12.75	364,042	10.00
Tier I capital to risk weighted assets:
BMBC	412,717	11.33	291,426	8.00
Bank	443,175	12.17	291,233	8.00
Common equity Tier I risk weighted assets:
BMBC	391,702	10.75	236,784	6.50
Bank	443,175	12.17	236,627	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	412,717	9.07	227,422	5.00
Bank	443,175	9.75	227,207	5.00

December 31, 2018
Total capital to risk weighted assets:
BMBC	500,375	14.30	349,918	10.00
Bank	419,136	11.99	349,692	10.00
Tier I capital to risk weighted assets:
BMBC	382,151	10.92	279,934	8.00
Bank	399,438	11.42	279,754	8.00
Common equity Tier I risk weighted assets:
BMBC	361,256	10.32	227,446	6.50
Bank	399,438	11.42	227,300	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	382,151	9.06	210,830	5.00
Bank	399,438	9.48	216,615	5.00

The capital ratios for the Bank and BMBC, as of September 30, 2019, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.” All regulatory capital ratios increased from their December 31, 2018 levels primarily as a result of the increase in retained earnings, and partially offset by the adoption of ASU 2016-02 (Topic 842), “Leases”, which resulted in $42.2 million of operating lease right-of-use assets being risk weighted at 100% as of September 30, 2019.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2019	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2018	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,389.4	85.9%	$1,245.4	74.4%	$144.0	11.6%
FRB of Philadelphia	164.7	100.0	140.4	100.0	24.3	17.3
Fed Funds Lines (seven banks)	79.0	100.0	79.0	100.0	—	—
Total	$1,633.1	87.7	$1,464.8	77.6	$168.3	11.5

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with IND to provide up to $55 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $43.8 million in balances as of September 30, 2019 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.0 million and $11.9 million for the three and nine months ended September 30, 2019, as compared to PTSP of $4.1 million and $12.7 million for the same periods in 2018. The Wealth Management segment provided 19.5% and 22.0% of the Corporation’s pre-tax profit for the three and nine months ended September 30, 2019, as compared to 20.0% and 21.5% for the same periods in 2018. For the three and nine months ended September 30, 2019, fees for wealth management services increased $483 thousand and $1.4 million, respectively, as compared to the same periods in 2018. Insurance commissions increased $88 thousand and decreased $138 thousand, respectively, for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The Corporation anticipates that the business of Lau Associates LLC, which is reported in the Wealth Management segment, will be transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment, effective during the first quarter of 2020.

The Banking segment recorded a PTSP of $16.7 million and $42.3 million for the three and nine months ended September 30, 2019, as compared to PTSP of $16.6 million and $46.4 million for the same periods in 2018. The Banking segment provided 80.5% and 78.0% of the Corporation’s pre-tax profit for the three and nine month periods ended September 30, 2019, as compared to 80.0% and 78.5% for the same periods in 2018.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2019 were $776.2 million, as compared to $867.2 million at December 31, 2018.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at September 30, 2019 amounted to $34.3 million, as compared to $21.2 million at December 31, 2018.

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

Contractual Cash Obligations of the Corporation as of September 30, 2019:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Deposits without a stated maturity	$3,189,048	$3,189,048	$—	$—	$—
Wholesale and retail time deposit	509,440	387,640	111,878	9,115	807
Short-term borrowings	203,471	203,471	—	—	—
Long-term FHLB Advances	44,735	24,863	19,872	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	60,632	4,843	8,838	8,150	38,801
Purchase obligations	7,170	4,592	2,578	—	—
Total	$4,140,296	$3,814,457	$143,166	$17,265	$165,408

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief

Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019.

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

ITEM 1A. Risk Factors

For information regarding risk factors affecting the Corporation, please see the cautionary language regarding forward-looking statements in the introduction to Item 2 of Part I of this Quarterly Report on Form 10-Q, and Part I, Item 1A of our 2018 Annual Report, which is supplemented by the additional risk factor set forth below or included in other reports we file with the SEC. There have been no material changes to the risk factors described in our 2018 Annual Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2019:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2019 – July 31, 2019	110	$37.39	—	971,524
August 1, 2019 – August 31, 2019	69,195	$35.52	54,291	917,233
September 1, 2019 – September 30, 2019	1,544	$37.22	—	917,233
Total	70,849	$35.37	54,291

(1)On September 30, 2019, 1,544 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 110 shares on July 2, 2019, 2,054 shares on August 11, 2019, and 12,850 shares on August 12, 2019.
(3)On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. All share repurchases during the period presented under the 2019 Program were accomplished in open market transactions. As of September 30, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 917,233, at an aggregate purchase price not to exceed $42.0 million.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information

As previously reported in the Corporation’s Current Report on Form 8-K filed with the SEC on April 4, 2019 (the “Form 8-K”), Alison Eichert, formerly the Executive Vice President and Chief Administrative Officer of the Bank and Vice President of the Corporation (together with the Bank, the “Company”), retired effective October 1, 2019. In connection with her retirement, the Company and Ms. Eichert entered into a Voluntary Separation Agreement on November 5, 2019 pursuant to which Ms. Eichert will receive the following benefits, subject to applicable withholdings and to her execution and non-revocation of a general release of claims and continuing compliance with certain restrictive covenant obligations: (i) $793,056 in cash, (ii) a pro-rated (based on her days of employment in 2019) annual incentive award under the Company’s Annual Incentive Methodology, which will be paid concurrently with the payment of annual incentive awards to the Company’s named executive officers based on 2019 performance, (iii) subsidized group health insurance coverage at active employee rates through October 1, 2022, and (iv) with respect to the Restricted Stock Units (“RSUs”) granted August 11, 2017 and August 9, 2018, which were referenced in the Form 8-K, as well as RSUs granted on February 14, 2019, the forfeiture provisions applicable to such RSUs have been waived on November 4, 2019 so that such RSUs will continue to be eligible for vesting as if Ms. Eichert remained an employee through the applicable vesting date, provided that the vesting of the performance based portion of the RSUs continue to remain subject to actual achievement of the applicable performance objectives. As a point of clarification to the Company’s prior disclosure in the Form 8-K, Ms. Eichert was eligible to receive contributions in accordance with the Company’s Amended and Restated Supplemental Employee Retirement Plan or Executive Deferred Compensation Plan, as applicable, through her last day of employment, October 1, 2019, but will not be eligible to receive any contributions under such plans as if she remained employed beyond her final date of employment. The form of Voluntary Separation Agreement was filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 2019 filed with the SEC on May 8, 2019.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (contained in Exhibit 101)

*Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with one (*) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRYN MAWR BANK CORPORATION

Date: November 6, 2019	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)