Form 10-K
period 2019-12-31
BRYN MAWR BANK CORP
filed 2020-02-28
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                       to

Commission file number 001-35746.

BRYN MAWR BANK CORPORATION (Exact name of registrant as specified in its charter)

Pennsylvania			23-2434506
(State of other jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

801 Lancaster Avenue,	Bryn Mawr,	Pennsylvania	19010
(Address of principal executive offices)			(Zip Code)

(Registrant’s telephone number, including area code)	(610)	525-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock ($1 par value)	BMTC	The Nasdaq Stock Market LLC
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
Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant (including fiduciary accounts administered by affiliates) was $742,260,441 on June 30, 2019 and was based upon the last sales price at which our common stock was quoted on the NASDAQ Stock Market on June 30, 2019.*
As of February 20, 2020, there were 20,088,025 shares of common stock outstanding.
Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of registrant to be filed with the Commission pursuant to Regulation 14A with respect to the registrant’s Annual Meeting of Shareholders to be held on April 16, 2020 (“2020 Proxy Statement”), as indicated in Parts II and III, are incorporated into this Form 10-K by reference.

*	The registrant does not admit by virtue of the foregoing that its officers and directors are “affiliates” as defined in Rule 405.

Form 10-K

Bryn Mawr Bank Corporation

PART I

ITEM 1. BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). As such, they are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Bryn Mawr Bank Corporation and its direct and indirect subsidiaries (collectively, the “Corporation”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to the Corporation’s financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “might,” “would,” “could,” “will,” “likely,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “forecast,” “project,” “predict,” “believe” and similar expressions are intended to identify statements that constitute forward-looking statements. The Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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

•
the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and will increase the required level of our allowance for credit losses after adoption on January 1, 2020;

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

•
results of examinations by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Corporation, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets, or restrict our ability to: engage in new products or services;

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

•
risks related to our past or future, if any, mergers and acquisitions, including, but not limited to: reputational risks; client and customer retention risks; diversion of management’s time for integration-related issues; integration may take longer than anticipated or cost more than expected; anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve, or may not be realized;

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

•	protection and validity of intellectual property rights;

•	reliance on large customers;

•	technological, implementation and cost/financial risks in contracts;

•	the outcome of pending and future litigation and governmental proceedings;

•	any extraordinary events (such as natural disasters, global health risks or pandemics, acts of terrorism, wars or political conflicts);

•	ability to retain key employees and members of senior management;

•	changes in relationships with employees, customers, and/or suppliers;

•	the ability of key third-party providers to perform their obligations to us and our subsidiaries;

•	our need for capital, or our ability to control operating costs and expenses or manage loan and lease delinquency rates;

•	other material adverse changes in operations or earnings; and

•	our success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of this Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

GENERAL

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

WEBSITE DISCLOSURES

BMBC files with the SEC and makes available, free of charge, through its website, BMBC's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmt.com by following the link, “About BMT,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

OPERATIONS

•Bryn Mawr Bank Corporation

Bryn Mawr Bank Corporation is a Pennsylvania corporation, formed in 1986 and registered as a bank holding company pursuant to the Bank Holding Company Act of 1956. BMBC is the sole shareholder of the stock of the Bank.

BMBC had no active staff as of December 31, 2019. Collectively, the Corporation had 632 full-time and 52 part-time employees, totaling 661 full time equivalent staff as of December 31, 2019.

ACTIVE SUBSIDIARIES OF BMBC

As of December 31, 2019, BMBC has four active subsidiaries which provide various services as described below. Additionally, BMBC and the Bank acquired certain subsidiaries in the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC on December 15, 2017 (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the “RBPI Merger”), pursuant to the Agreement and Plan of Merger, by and between RBPI and BMBC, dated as of January 30, 2017 (the “Agreement”) that are not included in the below descriptions as they are not integral or significant to our business. Further, in connection with the RBPI Merger, the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, which are discussed in more detail in Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

•Lau Associates LLC

Lau Associates LLC, a SEC-registered investment advisor, is an independent, family wealth office serving high net worth individuals and families, with special expertise in planning intergenerational inherited wealth. Lau Associates LLC is headquartered in Greenville, Delaware, and is a wholly-owned subsidiary of BMBC. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank.

•The Bryn Mawr Trust Company of Delaware

The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited-purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of BMBC.

•BMT Investment Advisers

BMT Investment Advisers (“BMTIA”), a Delaware statutory trust and wholly-owned subsidiary of BMBC, was established in May 2017. BMTIA is an SEC-registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMTIA and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments.

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

•BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.

BMT Insurance Advisors, Inc. (“BMT Insurance Advisors”), formerly known as Powers Craft Parker and Beard, Inc. (“PCPB”), is a wholly-owned subsidiary of the Bank, headquartered in Berwyn, Pennsylvania. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base.

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

BUSINESS COMBINATIONS

The Corporation engaged in the following business combinations since January 1, 2014:

•Domenick & Associates

The Bank’s subsidiary, BMT Insurance Advisors, completed the acquisition of Domenick & Associates (“Domenick”), a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, and two contingent cash payments, not to exceed $250 thousand each, will be payable in 2020 and 2021, subject to the attainment of certain targets during the related periods.

•Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the RBPI Merger was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of BMBC’s common stock. Shareholders of RBPI received 0.1025 shares of BMBC's common stock for each share of RBPI Class A common stock and 0.1179 shares of BMBC's common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. The RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

•Harry R. Hirshorn & Company, Inc.

On May 24, 2017, the Bank acquired Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia. Consideration totaled $7.5 million, of which $5.8 million was paid at closing, two contingent cash payments of $575 thousand were paid in 2018 and 2019, and one contingent cash payment not to exceed $575 thousand will be payable in 2020, subject to certain conditions. The acquisition of Hirshorn expanded the Bank’s footprint into this desirable northwest corner of Philadelphia. Immediately after acquisition, Hirshorn was merged into PCPB (now BMT Insurance Advisors).

•Robert J. McAllister Agency, Inc.

On April 1, 2015, the acquisition of Robert J. McAllister, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania, was completed. Consideration totaled $1.0 million, of which $500 thousand was paid at closing, two contingent payments of $85 thousand (out of a maximum of $100 thousand) were paid during the second quarters of 2018 and 2016, one contingent payment of $100 thousand was paid during the second quarter of 2017, one contingent payment of $75 thousand was paid during the second quarter of 2019, and one remaining contingent cash payment, not to exceed $100 thousand, will be payable in 2020, subject to certain conditions. Shortly after acquisition, RJM was merged into PCPB (now BMT Insurance Advisors).

•Continental Bank Holdings, Inc.

On January 1, 2015, the merger of Continental Bank Holdings, Inc. (“CBH”) with and into BMBC (the “CBH Merger”), and the merger of Continental Bank with and into the Bank, were completed. Consideration totaled $125.1 million, comprised of 3,878,304 shares of BMBC’s common stock, the assumption of options to purchase BMBC's common stock valued at $2.3 million, $1.3 million for the cash-out of certain warrants, and $2 thousand cash in lieu of fractional shares. The CBH Merger initially added $424.7 million of loans, $181.8 million of investments, $481.7 million of deposits and ten new branches. The acquisition of CBH enabled the Corporation to expand its footprint within Montgomery County, Pennsylvania.

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

SOURCES OF THE CORPORATION’S REVENUE

Continuing Operations

See Note 31, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information. The Corporation had no discontinued operations in 2017, 2018 or 2019.

DESCRIPTION OF BUSINESS AND COMPETITION

BMBC and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania, New Castle County in Delaware, and Mercer and Camden Counties in New Jersey. The Corporation has 43 banking locations, seven wealth management offices and two insurance and risk management locations.

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

The Corporation’s first significant bank acquisition, the July 2010 merger with First Keystone Financial, Inc., expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania. This was followed by the January 2015 merger with CBH and the December 2017 merger with RBPI. These bank mergers further expanded the Corporation’s reach well into the surrounding counties in Pennsylvania, including five branches within the City of Philadelphia, and also expanded the Bank’s footprint into southern and central New Jersey.

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

In May 2017, BMTIA was established. BMTIA is an SEC-registered investment adviser which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust. There is an Investment Advisory Agreement between BMTIA and BMT Investment Funds, on behalf of the BMT Multi-Cap Fund. The BMT Multi-Cap Fund is a broadly diversified mutual fund focused on equity investments which the Corporation’s wealth management division is able to offer as an investment choice to its client base.

SUPERVISION AND REGULATION

BMBC and its subsidiaries, including the Bank, are subject to extensive regulation under both federal and state law. To the extent that the following information describes statutory provisions and regulations which apply to the Corporation and its subsidiaries, it is qualified in its entirety by reference to those statutory provisions and regulations:

•Bank Holding Company Regulation

BMBC, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the “Act”). The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. BMBC and its non-bank subsidiaries are subject to the supervision of the Federal Reserve Board and BMBC is required to file, with the Federal Reserve Board, an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act and the regulations which implement the Act. The Federal Reserve Board also conducts inspections of BMBC and each of its non-banking subsidiaries.

The Act requires each bank holding company to obtain prior approval by the Federal Reserve Board before it may acquire (i) direct or indirect ownership or control of more than 5% of the voting shares of any company, including another bank holding company or a bank, unless it already owns a majority of such voting shares, or (ii) all, or substantially all, of the assets of any company.

The Act also prohibits a bank holding company from engaging in, or from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or to managing or controlling banks as to be appropriate. The Federal Reserve Board has, by regulation, determined that certain activities are so closely related to banking or to managing or controlling banks, so as to permit bank holding companies, such as BMBC, and its subsidiaries formed for such purposes, to engage in such activities, subject to obtaining the Federal Reserve Board’s approval in certain cases.

Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension or provision of credit, lease or sale of property or furnishing any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or any other subsidiaries of its bank holding company or on the condition that the customer refrain from obtaining credit or service from a competitor of its bank holding company. Further, the Bank, as a subsidiary bank of a bank holding company, such as BMBC, is subject to certain restrictions on any extensions of credit it provides to BMBC or any of its non-bank subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

In addition, the Federal Reserve Board may issue cease-and-desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve Board also regulates certain debt obligations and changes in control of bank holding companies.

Under the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, a bank holding company is required to serve as a source of financial strength to each of its subsidiary banks and to commit resources, when so required, including capital funds during periods of financial stress, to support each such bank. Consistent with this requirement to serve as a “source of strength” for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition.

Federal law also grants to federal banking agencies the power to issue cease and desist orders when a depository institution or a bank holding company or an officer or director thereof is engaged in or is about to engage in unsafe and unsound practices. The Federal Reserve Board may require a bank holding company, such as BMBC, to discontinue certain of its activities or activities of its other subsidiaries, other than the Bank, or divest itself of such subsidiaries if such activities cause serious risk to the Bank and are inconsistent with the Act or other applicable federal banking laws.

•Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulation

The Bank is regulated and supervised by the Pennsylvania Department of Banking and Securities (the “Department of Banking”) and subject to regulation by the Federal Reserve Board and the FDIC. The Department of Banking and the Federal Reserve Board regularly examine the Bank’s reserves, loans, investments, management practices and other aspects of its operations and the Bank must furnish periodic reports to these agencies. The Bank is a member of the Federal Reserve System.

The Bank’s operations are subject to certain requirements and restrictions under federal and state laws, including requirements to maintain reserves against deposits, limitations on the interest rates that may be paid on certain types of deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made and the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Bank. These regulations and laws are intended primarily for the protection of the Bank’s depositors and customers rather than holders of BMBC’s stock.

The regulations of the Department of Banking restrict the amount of dividends that can be paid to BMBC by the Bank. Payment of dividends is restricted to the amount of the Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Board. Accordingly, the dividend payable by the Bank to BMBC beginning on January 1, 2020 is limited to net income not yet earned in 2020 plus the Bank’s total retained net income for the combined two years ended December 31, 2018 and 2019 of $57.3 million. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized. The payment of dividends by the Bank to BMBC is the source on which BMBC currently depends to pay dividends to its shareholders.

As a bank incorporated under and subject to Pennsylvania banking laws and insured by the FDIC, the Bank must obtain the prior approval of the Department of Banking and the Federal Reserve Board before establishing a new branch banking office. Depending on the type of bank or financial institution, a merger of the Bank with another institution is subject to the prior approval of one or more of the following: the Department of Banking, the FDIC, the Federal Reserve Board, the Office of the Comptroller of the Currency and any other regulatory agencies having primary supervisory authority over any other party to the merger. An approval of a merger by the appropriate bank regulatory agency would depend upon several factors, including whether the merged institution is a federally-insured state bank, a member of the Federal Reserve System, or a national bank. Additionally, any new branch expansion or merger must comply with branching restrictions provided by state law. The Pennsylvania Banking Code permits Pennsylvania banks to establish branches anywhere in the state.

On October 24, 2012, Pennsylvania enacted three laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the new law, which applies to the Bank, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.

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

The law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants, or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.

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

In addition to deposit insurance assessments, banks are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The Financing Corporation assessment became final in 2019. Payments of the Financing Corporation assessment during the year ended December 31, 2019 totaled $12 thousand.

•Government Monetary Policies

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

The earnings of the Bank and, therefore, of BMBC are affected by domestic economic conditions, particularly those conditions in the trade area as well as the monetary and fiscal policies of the United States government and its agencies.

•Safety and Soundness

The Federal Reserve Board also has authority to prohibit a bank holding company from engaging in any activity or transaction deemed by the Federal Reserve Board to be an unsafe or unsound practice. The payment of dividends could, depending upon the financial condition of the Bank or BMBC, be such an unsafe or unsound practice and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends in the future is presently and could be further influenced, among other things, by applicable capital guidelines discussed below or by bank regulatory and supervisory policies. The ability of the Bank to make funds available to BMBC is also subject to restrictions imposed by federal law. The amount of other payments by the Bank to BMBC is subject to review by regulatory authorities having appropriate authority over the Bank or BMBC and to certain legal limitations.

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

The capital conservation buffer has been phased-in over a four-year period, which began on January 1, 2016, as follows: the maximum buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017 and 1.875% for 2018, and effective as of January 1, 2019, the capital conservation buffer has been fully phased in at 2.5%.

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

In addition, smaller banking institutions (less than $250 billion in consolidated assets) were granted an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available for sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. The Corporation elected to opt-out, and indicated its election on the Call Report filed after January 1, 2015.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

In addition, the federal banking agencies have jointly issued a final rule whereby most qualifying community banking organizations with less than $10 billion in total consolidated assets that meet risk-based qualifying criteria and have a community bank leverage ratio (“CBLR”) of greater than 9 percent would be able to opt into a new CBLR framework. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The final rule further describes what is included in tangible equity capital and average total consolidated assets. An insured depository institution that opts into the CBLR and that subsequently ceases to meet any qualifying criteria in a future period and has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements.  An insured depository institution that opts into the CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.  Although we have not yet determined to opt into the CBLR framework, we will continue to analyze the framework and in the future may determine to opt into the framework, though there can be no assurances that we will be eligible to opt into the framework in the future, or that we will continue to be eligible for the CBLR framework if and when we opt into the CBLR framework. We are continuing to review how this and other capital rules and proposals might impact the operations of the Bank.

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

Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized”:

(i)a new common equity Tier I capital ratio of 6.5%;
(ii)a Tier I capital ratio of 8%;
(iii)a total capital ratio of 10%; and
(iv)a Tier I leverage ratio of 5%.

An undercapitalized institution is required to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on the payment of dividends, a limitation on asset growth and expansion, and in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership. The Bank is currently regarded as “well capitalized” for regulatory capital purposes. See Note 28, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Bank’s and BMBC’s regulatory capital ratios.

•Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (“GLB Act”) repealed provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The GLB Act amended the Glass-Steagall Act to allow new “financial holding companies” (“FHC”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLB Act amended section 4 of the Act in order to provide for a framework for the engagement in new financial activities. A bank holding company may elect to become a financial holding company if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become an FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve

Board if those activities qualify under the new list in section 4(k) of the Act. However, notice must be given to the Federal Reserve Board, within 30 days after the FHC has commenced one or more of the financial activities. The Corporation has not elected to become an FHC at this time.

Under the GLB Act, a bank subject to various requirements is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHC’s. However, to be able to engage in such activities a bank must continue to be “well-capitalized” and “well-managed” and receive at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau (the “CFPB”), the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

•Privacy of Consumer Financial Information

The GLB Act also contains a provision designed to protect the privacy of each consumer’s financial information in a financial institution. Pursuant to the requirements of the GLB Act, the Consumer Financial Protection Bureau has promulgated final regulations intended to better protect the privacy of a consumer’s financial information maintained by financial institutions. The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties that are not affiliated with the financial institution.

However, financial institutions may share a customer’s nonpublic personal information or information about business and corporations with their affiliated companies. The regulations also provide that financial institutions can disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but the financial institution must provide a description of its privacy policies to its consumers and give such consumers an opportunity to opt-out of such disclosure and, thus, prevent disclosure by the financial institution of the consumer’s nonpublic personal information to nonaffiliated third parties.

These privacy regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. These privacy regulations have not had a material adverse impact on the Corporation's operations thus far.

•Consumer Protection Rules – Sale of Insurance Products

In addition, as mandated by the GLB Act, the regulatory agencies have published consumer protection rules which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as banks and their subsidiaries.

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

•Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) addresses, among other matters, increased disclosures; audit committees; certification of financial statements by the principal executive officer and the principal financial officer; evaluation by management of our disclosure controls and procedures and our internal control over financial reporting; auditor reports on our internal control over financial reporting; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during BMBC's stock blackout periods; disclosure of off-balance sheet transactions; a prohibition applicable to companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by a company’s directors and executive officers; the formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain securities laws.

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

•Government Policies and Future Legislation

As the enactment of the GLB Act and the Sarbanes-Oxley Act confirm, from time to time various laws are passed in the United States Congress as well as the Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banks and financial organizations. It is impossible to predict whether any potential legislation or regulations will be adopted and the impact, if any, of such adoption on the business of BMBC or its subsidiaries, especially the Bank.

The U.S. 2020 presidential election may bring changes to national financial services policy and supervision. If a different political party gains control of the Executive Branch of the Federal government, such will very likely bring changes that we cannot now predict. Public statements by some presidential candidates suggest that if a new political party takes control of the Executive Branch, such may result in a change in policies and regulations that implement current federal law, including laws that implement the Dodd-Frank Act, and otherwise affect the financial services industry. Such changes may result in increased compliance costs and burden for BMBC and its subsidiaries.

•Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)

The Dodd-Frank Act was passed by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010. It is intended to promote financial stability in the U.S., reduce the risk of bailouts and protect against abusive financial services practices by improving accountability and transparency in the financial system and ending the concept of “too big to fail” institutions by giving regulators the ability to liquidate large financial institutions. It is the broadest overhaul of the U.S. financial system since the Great Depression and the overall impact on BMBC and its subsidiaries is a general increase in costs related to compliance with the Dodd-Frank Act.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to implement and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Although many of the provisions of the Dodd-Frank Act are currently effective, there remain some regulations yet to be implemented. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on BMBC and the Bank. The changes resulting from the Dodd-Frank Act could limit our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise materially and adversely affect us. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements could also materially and adversely affect us.

ITEM 1A. RISK FACTORS

Investment in BMBC’s Common Stock involves risk. The following list, which contains certain risks that may be unique to the Corporation and to the banking industry, is neither all-inclusive nor are the factors in any particular order.

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

All of these factors could increase the amount of the Corporation’s non-performing loans, increase its provision for credit losses and reduce the Corporation’s net income.

 Climate change, severe weather, natural disasters, global health risks or pandemics, acts of war or terrorism, and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, global health risks or pandemics, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause us to incur additional expenses.

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

Revenues from our capital markets business line may be adversely affected by adverse market or economic conditions.

Unfavorable financial or economic conditions have the ability to reduce the number and size of transactions in which we provide capital markets advisory and other advisory services.  Specifically, a number of our clients engaging in capital markets and strategic and other types of transactions often rely on access to the equity and credit markets to finance their transactions.  A lack of available equity investments or credit or an increased cost of credit can adversely affect the size, volume and timing of these transactions by our clients. Because the revenues of our capital markets business are in the form of financial advisory other fees and are directly related to the number and size of the transactions in which we participate, a decrease in the number and size of transactions would adversely affect our capital markets business.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Management’s transition plan includes a number of key work streams, including developing an inventory of financial instruments and contracts impacted by LIBOR; identifying and evaluating the scope of existing financial instruments and contracts that may be affected by the transition, and the extent to which such financial instruments and contracts already contain appropriate fallback language or would require amendment; conducting appropriate outreach to clients, as needed; and, risk management, among other things, to facilitate the transition to alternative reference rates.

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

Issued in June 2016, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses (the “Provision”) and Allowance for Loan and Lease Losses (the “Allowance”) line items and establishes the Provision for Credit Losses ("PCL") and Allowance for Credit Losses ("ACL") line items.

Under the legacy “Incurred Loss” notion, management presents an Allowance intended to represent “probable and estimable” incurred but not yet realized credit losses on assets in scope. When management deems collection of contractual cashflows for an instrument unlikely, a specific reserve is calculated under ASC 310-10. Management further calculates a general reserve for performing assets under ASC 450-20, using historical loss experience and adjustments for several qualitative factors, including current economic conditions. The “Incurred Loss” standard does not allow for projections beyond the likely ‘emergence period’ of losses, or for forward-looking economic conditions; for example, loss contingencies in 2022 are not currently presented, nor is the presentation adjusted for the likelihood of future economic condition change.

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

The new CECL standard became effective for the Corporation beginning January 1, 2020. Management is validating the Corporation's CECL model and methodologies, however we expect an initial increase to the ACL, including reserves for unfunded commitments, not to exceed 130% of the December 31, 2019 Allowance, or an incremental increase to the December 31, 2019 Allowance of approximately $6.8 million. When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. For more information regarding the CECL standard, see Note 2, “Recent Accounting Pronouncements” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Declines in asset values may result in impairment charges and may adversely affect the value of the Corporation’s results of operations, financial condition and cash flows.

A majority of the Corporation’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Corporation’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, and equity securities. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate and a lack of liquidity for resale of certain investment securities. Quarterly, the Corporation evaluates investments and other assets for impairment indicators in accordance with U.S. GAAP. Given the significant judgments involved, if we are incorrect in our impairment assessment, this error could have a material adverse effect on our results of operation, financial condition, and cash flows. If the Corporation incurs impairment charges that result in its falling below the “well capitalized” regulatory requirement, it may need to raise additional capital. Further, a decline in the fair value of the securities in our investment portfolio could have a material adverse effect on our results of operation, financial condition, and cash flows.

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

In February 2011, as required under the Dodd-Frank Act, the FDIC issued a ruling that changed the assessment base against which FDIC assessments for deposit insurance are made. Instead of FDIC insurance assessments being based upon an insured bank’s deposits, FDIC insurance assessments are generally based on an insured bank’s total average assets minus average tangible equity. A change in the risk categories applicable to BMBC’s bank subsidiaries, further adjustments to base assessment rates, and any special assessments could have a material adverse effect on the Corporation.

In addition, should bank failures begin to increase in number or the FDIC insurance fund become depleted in others ways, FDIC premiums could increase or additional special assessments could be imposed. These increased premiums would have an adverse effect on our net income and results of operations.

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

Management recognizes the need to grow both non-wholesale and wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been supplemented by various forms of wholesale funding which is defined as wholesale deposits (primarily wholesale certificates of deposit) and borrowed funds (Federal Home Loan Bank of Pittsburgh (“FHLB”), Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2019 represented approximately 18.0% of total funding compared to 17.1% at December 31, 2018 and 15.9% at December 31, 2017. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

Any failure of BMBC, the Bank or their subsidiaries to comply with federal and state regulatory requirements could adversely affect our business.

BMBC and the Bank are supervised by the Federal Reserve Board, the Pennsylvania Department of Banking and Securities and the State of Delaware. Accordingly, BMBC, the Bank and our subsidiaries are subject to extensive federal and state legislation, regulation and administrative decisions imposing requirements and restrictions on almost all aspects of our business operations and which are primarily designed to protect consumers, depositors and the government's deposit insurance funds, and is not designed to protect shareholders. These include, but are not limited to, the Bank Secrecy Act and anti-money laundering regulations, the USA PATRIOT Act, the GLB Act, the Equal Credit Opportunity Act, regulations and sanctions programs administered by the Office of Foreign Assets Control, real estate-secured consumer lending regulations (such as Truth-in-Lending), Real Estate Settlement Procedures Act regulations, trust laws and regulations, and licensing and registration requirements for mortgage originators and insurance brokers. Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties.

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. For instance, the Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The ultimate effect of such changes cannot be predicted. While the Corporation has policies and procedures designed to ensure compliance with the applicable laws, rule and regulations, there is risk that BMBC and the Bank may be determined not to have complied with applicable requirements, and any failure, even if such failure was unintentional or inadvertent, could result in adverse action to be taken by regulators, including through formal or informal supervisory enforcement actions, and could result in the assessment of fines and penalties. In some circumstances, additional negative consequences also may result from regulatory action, including restrictions on the Corporation’s business activities, acquisitions and other growth initiatives. The occurrence of one or more of these events may have a material adverse effect on our business and reputation.

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

Market conditions have resulted in the creation of various programs by the United States Congress, the Treasury, the Federal Reserve and the FDIC that were designed to enhance market liquidity and bank capital. As these programs expire, are withdrawn or reduced, the impact on the financial markets, banks in general and their customers is unknown. This could have the effect of, among other things, reducing liquidity, raising interest rates, reducing fee revenue, limiting the ability to raise capital, all of which could have an adverse impact on the financial condition of the Bank and BMBC.

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

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

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

Governmental discretionary policies may impact the operations and earnings of the Corporation.

The operations of the Corporation are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

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

Although we perform limited environmental due diligence in conjunction with originating loans secured by properties, we believe have environmental risk, we could be subject to environmental liabilities on real estate properties we foreclose upon and take title to in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site. The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations. These risks are present even though we perform environmental due diligence on our collateral properties. Such diligence may not reflect all current risks or threats, and unforeseen or unpredictable future events may cause a change in the environmental risk profile of a property after a loan has been made.

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

We may reduce or discontinue the payment of dividends on common stock.

Our shareholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we currently pay quarterly dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Pennsylvania law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures, and depends on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to our shareholders. We cannot provide assurance that we will continue paying dividends on our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

Any decisions to suspend or discontinue our stock repurchase plan could cause the market price of our common stock to decline.

Although BMBC has previously repurchased its common stock pursuant to stock repurchase programs, our stock repurchase plan may be suspended or discontinued at any time. A suspension or discontinuation of our stock repurchase plan could cause the market price of our common stock to decline.  Additionally, the existence of a stock repurchase program could cause the market price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the liquidity of our stock.  As a result, any repurchase program may not ultimately result in enhanced value to our shareholders and may not prove to be the best use of our cash resources.

BMBC’s common stock is subordinate to all of our existing and future indebtedness; and we are not limited on the amount of indebtedness we and our subsidiaries may incur in the future.

Our common stock ranks junior to all indebtedness, including our outstanding subordinated notes, junior subordinated debentures and other non-equity claims on BMBC with respect to assets available to satisfy claims on BMBC, including in a liquidation of BMBC. BMBC’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In addition, we are not limited by our common stock in the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to our common stock or to which our common stock will be structurally subordinated.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation’s headquarters are located at 801 Lancaster Ave, Bryn Mawr, Pennsylvania. As of December 31, 2019, the Corporation operates banking locations, including retirement home community locations, wealth management offices, insurance and risk management locations, and administrative offices in the following counties: Montgomery (14 leased, 7 owned), Chester (6 leased, 3 owned), Delaware (7 leased, 5 owned), Philadelphia (3 leased, 3 owned), and Dauphin (1 leased) Counties in Pennsylvania; New Castle County in Delaware (2 leased); and Mercer (2 leased) and Camden (1 leased) Counties in New Jersey. Management believes the current facilities are suitable for their present and intended purposes. For additional detail regarding our properties and equipment, See Note 6, “Premises and Equipment,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Business locations and hours are available on the Corporation’s website at www.bmt.com.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal Matters” discussion in Note 25, “Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of BMBC is traded on the NASDAQ Stock Market under the symbol BMTC. As of February 20, 2020, there were 815 holders of record of BMBC’s common stock. During 2019, the Corporation declared and paid quarterly cash dividends on shares of its common stock. The Corporation currently expects that it will continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the limitations described in “Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulation” at page 8.

•	Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2019, with (1) the Total Return of the NASDAQ Community Bank Index; (2) the Total Return of the NASDAQ Market Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2014, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Five Year Cumulative Return Summary
	As of December 31,
	2014	2015	2016	2017	2018	2019
Bryn Mawr Bank Corporation	$100.00	$94.23	$142.30	$152.28	$121.07	$149.13
NASDAQ Community Bank Index	$100.00	$109.55	$152.01	$155.92	$132.65	$163.60
NASDAQ Market Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
SNL Bank and Thrift	$100.00	$102.02	$128.80	$151.45	$125.81	$170.04
SNL Mid-Atlantic Bank	$100.00	$103.75	$131.87	$161.62	$138.10	$196.39

•	Equity Compensation Plan Information

The information set forth under the caption “Equity Plan Compensation Information” in the 2020 Proxy Statement is incorporated by reference herein. Additional information regarding the Corporation’s equity compensation plans can be found at Note 21, “Stock-Based Compensation,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•	Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2019:

Shares Repurchased in the 4th Quarter of 2019

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2019 – October 31, 2019	—	$—	—	917,233
November 1, 2019 – November 30, 2019	—	—	—	917,233
December 1, 2019 – December 31, 2019	2,203	38.85	—	917,233
Total	2,203	$38.85	—

(1)	On December 31, 2019, 894 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.

(2)
Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 656 shares on December 16, 2019 and 653 shares on December 27, 2019.

(3)
On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. All share repurchases during the period presented under the 2019 Program were accomplished in open market transactions. As of December 31, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 917,233, at an aggregate purchase price not to exceed $42.0 million.

ITEM 6. SELECTED FINANCIAL DATA

Earnings	As of or for the Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Interest income	$193,389	$181,055	$129,559	$116,991	$108,542
Interest expense	45,748	31,584	14,432	10,755	8,415
Net interest income	147,641	149,471	115,127	106,236	100,127
Provision for loan and lease losses	8,507	7,193	2,618	4,326	4,396
Net interest income after provision for loan and lease losses	139,134	142,278	112,509	101,910	95,731
Noninterest income	82,184	75,982	59,132	53,968	55,785
Noninterest expense	146,515	140,303	114,395	101,674	125,590
Income before income taxes	74,803	77,957	57,246	54,204	25,926
Income taxes	15,607	14,165	34,230	18,168	9,172
Net income	$59,196	$63,792	$23,016	$36,036	$16,754
Net loss income attributable to noncontrolling interest	(10)	—	—	—	—
Net income attributable to Bryn Mawr Bank Corporation	$59,206	$63,792	$23,016	$36,036	$16,754
Per Share Data
Weighted-average shares outstanding	20,142,306	20,234,792	17,150,125	16,859,623	17,488,325
Dilutive potential common stock	91,065	155,375	248,798	168,499	267,996
Adjusted weighted-average shares	20,233,371	20,390,167	17,398,923	17,028,122	17,756,321
Earnings per common share:
Basic	$2.94	$3.15	$1.34	$2.14	$0.96
Diluted	2.93	3.13	1.32	2.12	0.94
Dividends paid or accrued	1.02	0.94	0.86	0.82	0.78
Dividends paid or accrued per share to net income per basic common share	34.69%	29.8%	64.2%	38.3%	81.3%
Shares outstanding at year end	20,126,296	20,163,816	20,161,395	16,939,715	17,071,523
Book value per share	$30.42	$28.01	$26.19	$22.50	$21.42
Tangible book value per share	20.36	17.75	16.02	15.11	13.89
Profitability Ratios
Tax-equivalent net interest margin	3.55%	3.80%	3.69%	3.76%	3.75%
Return on average assets	1.26	1.47	0.67	1.16	0.57
Return on average equity	10.05	11.78	5.76	9.75	4.49
Noninterest expense to net interest income and noninterest income	63.8	62.2	65.6	63.5	80.6
Noninterest income to net interest income and noninterest income	35.8	33.7	33.9	33.7	35.8
Average equity to average total assets	12.57	12.44	11.69	11.90	12.68
Financial Condition
Total assets	$5,263,259	$4,652,485	$4,449,720	$3,421,530	$3,030,997
Total liabilities	4,651,032	4,087,781	3,921,601	3,040,403	2,665,286
Total shareholders’ equity	612,227	564,704	528,119	381,127	365,711
Interest-earning assets	4,763,072	4,216,888	4,039,763	3,153,015	2,755,506
Portfolio loans and leases	3,689,313	3,427,154	3,285,858	2,535,425	2,268,988
Investment securities	1,027,182	753,628	701,744	573,763	352,916
Goodwill	184,012	184,012	179,889	104,765	104,765
Intangible assets	19,131	23,455	25,966	20,405	23,903
Deposits	3,842,245	3,599,087	3,373,798	2,579,675	2,252,725
Borrowings	665,946	427,847	496,837	423,425	378,509
Wealth assets under management, administration, supervision and brokerage	16,548,060	13,429,544	12,968,738	11,328,457	8,364,805
Capital Ratios
Tier I leverage ratio (Tier I capital to total quarterly average assets)	9.33%	9.06%	10.10%	8.73%	9.02%
Tier I capital to risk weighted assets	11.42	10.92	10.42	10.51	10.72
Total regulatory capital to risk weighted assets	14.69	14.30	13.92	12.35	12.61
Asset quality
Allowance as a percentage of portfolio loans and leases	0.61	0.57	0.53	0.69	0.70
Non-performing loans and leases as a % of portfolio loans and leases	0.29	0.37	0.26	0.33	0.45

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. BMBC and its subsidiaries are regulated by many agencies including the Securities and Exchange Commission (“SEC”), NASDAQ, Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking and Securities (the “Department of Banking”). The goal of the Corporation is to become the preeminent community bank and wealth management organization in the Philadelphia area.

Since January 1, 2010, the Corporation completed the following ten acquisitions:

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

For a more complete discussion regarding certain of these acquisitions, see Item 1 – Business – Business Combinations beginning at page 5 in this Form 10-K.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous years' consolidated financial statements to the current year's presentation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates.

The Allowance for Loan and Lease Losses (the “Allowance”)

The Allowance involves a higher degree of judgment and complexity than other significant accounting policies. The Allowance is estimated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses present in the loan portfolio as of the reporting date. Management’s determination of the adequacy of the Allowance is based on frequent evaluations of the loan and lease portfolio and other relevant factors. Consideration is given to a variety of factors in establishing the estimate. Quantitative factors in the form of historical charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2019, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2019, management utilized a two-year LEP for its commercial loan segments and a one-year LEP for its consumer loan segments based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including specific terms and conditions of loans and leases, underwriting standards, delinquency statistics, industry concentration, overall exposure to a single customer, adequacy of collateral, the dependence on collateral, and results of internal loan review, including a borrower’s perceived financial and management strengths, the amounts and timing of the present value of future cash flows, and the access to additional funds. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. The process also considers economic conditions and inherent risks in the loan and lease portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provision for loan and lease losses (the “Provision”) may be required that would adversely impact earnings in future periods. See the section of this document titled Asset Quality and Analysis of Credit Risk beginning at page 46 for additional information.

On January 1, 2020, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”) became effective for the Corporation. CECL will change the way we estimate credit losses for loans and leases, including off-balance sheet (“OBS”) credit exposures, as well as change the accounting for available for sale debt securities for reporting periods beginning after January 1, 2020. For more information regarding the CECL standard, see Note 2, “Recent Accounting Pronouncements” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2019 compared to 2018 and 2018 compared to 2017 as well as a comparison of the December 31, 2019 balance sheet to the December 31, 2018 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2019 Compared to 2018

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $59.2 million, or $2.93 diluted earnings per share for the year ended December 31, 2019, decreases of $4.6 million and $0.20, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $63.8 million, or $3.13 diluted earnings per share, for the year ended December 31, 2018. Return on average equity ("ROE") and return on average assets ("ROA") for the year ended December 31,

2019, were 10.05% and 1.26%, respectively, as compared to 11.78% and 1.47%, respectively, for the same period in 2018. Contributing to the net income decrease was a decrease of $1.8 million in net interest income and increases of $6.2 million, $1.4 million, and $1.3 million in noninterest expense, income tax expense, and Provision, respectively, offset by a $6.2 million increase in noninterest income.

Tax-equivalent net interest income of $148.1 million for the year ended December 31, 2019 decreased $1.8 million as compared to $149.9 million for the year ended December 31, 2018. The decrease was primarily due to a $15.4 million increase in interest expense on interest-bearing deposits, partially offset by increases of $9.8 million and $2.2 million in interest income on tax-equivalent interest and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, and decreases of $708 thousand and $600 thousand in interest expense on long-term FHLB advances and short-term borrowings, respectively.

The Provision of $8.5 million for the year ended December 31, 2019 increased $1.3 million as compared to $7.2 million for the year ended December 31, 2018. The primary driver for the increased Provision was the $262.2 million increase in portfolio loans during the twelve month period ended December 31, 2019, as compared to the $141.3 million increase in portfolio loans during the same period in 2018.

Noninterest income of $82.2 million for the year ended December 31, 2019 increased $6.2 million, or 8.2%, as compared to $76.0 million for the year ended December 31, 2018. The increase was primarily due to increases of $6.4 million and $2.1 million in capital markets revenue and fees for wealth management services, respectively, partially offset by decreases of $1.3 million and $941 thousand in other operating income and net gain on sale of loans, respectively. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers for the year ended December 31, 2019 as compared to the year ended December 31, 2018 driven by the continued organic growth of our capital markets group. The increase in fees for wealth management services was primarily related to the $3.12 billion increase in wealth assets under management, administration, supervision and brokerage from $13.43 billion at December 31, 2018 to $16.55 billion at December 31, 2019, and was comprised of a $1.7 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $1.91 billion increase in fixed rate flat-fee account balances, and a $328 thousand increase in fees derived from market-value based fee accounts. The decrease in other operating income was primarily due to the $4.3 million decrease in recoveries of purchase accounting fair value marks resulting from the pay off of purchased credit impaired loans acquired in the RBPI Merger, partially offset by increases of $1.5 million and $1.2 million in gain on trading investments and miscellaneous other income, respectively.

Noninterest expense of $146.5 million for the year ended December 31, 2019 increased $6.2 million, or 4.4%, as compared to $140.3 million for the year ended December 31, 2018. The increase was primarily due to a $7.7 million increase in salaries and wages. During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the “Incentive Program”) which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation during 2019. The increase in salaries and wages was largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019, and to a lesser extent, additional recruiting efforts and increases in our incentive accruals. Also contributing to the increase were increases of $1.4 million, $1.3 million, $1.2 million and $992 thousand in other operating expenses, furniture, fixtures and equipment expenses, professional fees, and occupancy and bank premises expenses, respectively. Partially offsetting these increases in noninterest expense was a decrease of $7.8 million in due diligence, merger-related and merger integration expenses for the year ended December 31, 2019 as compared to the same period in 2018.

Balance Sheet

Asset quality as of December 31, 2019 remained stable, with nonperforming loans and leases comprising 0.29% of portfolio loans and leases as compared to 0.37% of portfolio loans and leases as of December 31, 2018. The Allowance of $22.6 million was 0.61% of portfolio loans and leases as of December 31, 2019, as compared to $19.4 million, or 0.57% of portfolio loans and leases at December 31, 2018.

Total portfolio loans and leases of $3.69 billion as of December 31, 2019 increased by $262.2 million from December 31, 2018, an increase of 7.6%. Increases of $256.0 million, $20.5 million, $13.7 million, and $10.3 million in commercial mortgages, leases, commercial and industrial loans, and consumer loans, respectively, were offset by decreases of $21.2 million, $12.7 million, and $4.5 million in construction loans, home equity loans and lines, and residential mortgages, respectively.

Investment securities available for sale of $1.01 billion as of December 31, 2019 increased $268.5 million, or 36.4%, from $737.4 million as of December 31, 2018. The increase was primarily due to the purchase of $500.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2019, an increase of $300.0 million as compared to a similar purchase of $200.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2018. This increase in U.S. Treasury securities coupled with a $76.1 million increase in mortgage-backed securities, respectively, were partially offset by decreases of $93.8 million, $7.4 million, and $6.0 million in U.S. government and agency securities, collateralized mortgage obligations, and state & political subdivision securities, respectively.

Total deposits of $3.84 billion as of December 31, 2019 increased $243.2 million, or 6.8%, from $3.60 billion as of December 31, 2018. Increases of $280.2 million, $243.8 million, and $122.8 million in interest-bearing demand accounts, money market accounts, and wholesale non-maturity deposits, respectively, were offset by decreases of $236.0 million, $137.6 million, $26.6 million, and $3.4 million in wholesale time deposits, retail time deposits, savings accounts, and noninterest bearing deposits, respectively.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage of $16.55 billion as of December 31, 2019 increased $3.12 billion, or 23.22%, from $13.43 billion as of December 31, 2018. Wealth assets consisted of $9.57 billion of wealth assets where fees are set at fixed amounts and $6.98 billion of wealth assets where fees are predominantly determined based on the market value of the assets held in their accounts as of December 31, 2019, an increase of $1.91 billion and $1.21 billion, respectively, from December 31, 2018.

Recent Developments

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. On May 1, 2019, the Court rendered a decision in favor of Snyder and ordered Crusader to pay Snyder the amount of $2,190,000 plus interest at the rate of 6% from December 1, 2006. Crusader continues to pursue appeal with the Superior Court of the Commonwealth of Pennsylvania, and is considering other strategic options with respect to this matter during the pendency of the appeal. We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

2018 Compared to 2017

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $63.8 million, or $3.13 diluted earnings per share for the year ended December 31, 2018, increases of $40.8 million and $1.81, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $23.0 million, or $1.32 diluted earnings per share, for the year ended December 31, 2017. ROE and ROA for the year ended December 31, 2018 were 11.78% and 1.47%, respectively, as compared to 5.76% and 0.67%, respectively, for the same period in 2017. Contributing to the net income increase were increases of $34.4 million and $16.9 million in net interest income and noninterest income, respectively, and a decrease of $20.1 million in income tax expense, offset by increases of $25.9 million and $4.6 million in noninterest expense and Provision, respectively.

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

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)(1)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in average balances (volume) and the change in average interest rates (rate) of tax-equivalent net interest income for the years 2019 as compared to 2018, and 2018 as compared to 2017. The change in interest income / expense due to both volume and rate has been allocated to changes due to volume.

	Year Ended December 31,
(dollars in thousands)	2019 Compared to 2018			2018 Compared to 2017
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits with banks	$62	$217	$279	$18	$72	$90
Investment securities – taxable	1,257	1,219	2,476	2,131	1,494	3,625
Investment securities – nontaxable	(195)	16	(179)	(215)	(14)	(229)
Loans and leases	9,087	718	9,805	31,524	16,109	47,633
Total interest income	10,211	2,170	12,381	33,458	17,661	51,119
Interest expense:
Savings, NOW and market rate accounts	1,330	9,718	11,048	792	4,779	5,571
Wholesale deposits	981	906	1,887	695	2,261	2,956
Retail time deposits	(586)	3,035	2,449	2,147	1,130	3,277
Borrowed funds – short-term	(936)	336	(600)	552	1,450	2,002
Borrowed funds – long-term	(796)	88	(708)	(1,096)	253	(843)
Subordinated notes	9	(6)	3	3,203	(256)	2,947
Junior subordinated debentures	10	75	85	945	297	1,242
Total interest expense	12	14,152	14,164	7,238	9,914	17,152
Interest differential	$10,199	$(11,982)	$(1,783)	$26,220	$7,747	$33,967

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2019 and 2018 and 35% for 2017.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$46,408	$543	1.17%	$37,550	$264	0.70%	$34,122	$174	0.51%
Investment securities - available for sale:
Taxable	566,645	13,862	2.45	513,114	11,457	2.23	409,813	8,022	1.96
Tax –Exempt	7,428	167	2.25	16,966	346	2.04	27,062	575	2.12
Total investment securities – available for sale	574,073	14,029	2.44	530,080	11,803	2.23	436,875	8,597	1.97
Investment securities – held to maturity	11,099	302	2.72	8,232	234	2.84	5,621	159	2.83
Investment securities – trading	8,237	172	2.09	8,237	169	2.05	4,185	54	1.29
Loans and leases(1)(2)(3)	3,533,702	178,829	5.06	3,356,295	169,024	5.04	2,664,944	121,391	4.56
Total interest-earning assets	4,173,519	193,875	4.65	3,940,394	181,494	4.61	3,145,747	130,375	4.14
Cash and due from banks	12,703			9,853			13,293
Allowance for loan and lease losses	(20,828)			(18,447)			(17,181)
Other assets	518,507			420,322			274,287
Total assets	$4,683,901			$4,352,122			$3,416,146
Liabilities:
Savings, NOW, and market rate accounts	$1,969,205	$19,908	1.01%	$1,715,239	$8,860	0.52%	$1,383,560	$3,289	0.24%
Wholesale deposits	300,148	6,908	2.30	251,384	5,021	2.00	188,179	2,065	1.10
Time deposits	492,110	9,120	1.85	539,934	6,671	1.24	330,797	3,394	1.03
Total interest-bearing deposits	2,761,463	35,936	1.30	2,506,557	20,552	0.82	1,902,536	8,748	0.46
Short-term borrowings	129,457	2,792	2.16	178,582	3,392	1.90	128,008	1,390	1.09
Long-term FHLB advances	51,709	1,069	2.07	93,503	1,777	1.90	161,004	2,620	1.63
Subordinated notes	98,612	4,578	4.64	98,462	4,575	4.65	33,153	1,628	4.91
Junior subordinated debt	21,660	1,373	6.34	21,491	1,288	5.99	997	46	4.61
Total interest-bearing liabilities	3,062,901	45,748	1.49	2,898,595	31,584	1.09	2,225,698	14,432	0.65
Noninterest-bearing deposits	900,156			856,506			751,069
Other liabilities	131,889			55,436			40,109
Total noninterest-bearing liabilities	1,032,045			911,942			791,178
Total liabilities	4,094,946			3,810,537			3,016,876
Shareholders’ equity	588,955			541,585			399,270
Total liabilities and shareholders’ equity	$4,683,901			$4,352,122			$3,416,146
Net interest spread			3.16			3.52			3.49
Effect of noninterest-bearing sources			0.39			0.28			0.20
Net interest income/margin on earning assets		$148,127	3.55%		$149,910	3.80%		$115,943	3.69%
Tax-equivalent adjustment(4)		$486	0.01%		$439	0.01%		$816	0.03%

(1)	Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Includes portfolio loans and leases and loans held for sale.

(3)	Interest on loans and leases includes deferred fees of $2.3 million, $1.5 million and $947 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Tax rate used for tax-equivalent calculations is 21% for 2019 and 2018 and 35% for 2017, respectively.

Tax-Equivalent Net Interest Income and Margin – 2019 Compared to 2018

Tax-equivalent net interest income of $148.1 million for the year ended December 31, 2019 decreased $1.8 million as compared to $149.9 million for the year ended December 31, 2018. Tax-equivalent net interest margin of 3.55% for the year ended December 31, 2019 decreased 25 basis points as compared to 3.80% for the year ended December 31, 2018. These decreases were primarily driven by the 48 basis point increase in the rate paid on interest-bearing deposits for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Interest expense on interest-bearing deposits of $35.9 million for the year ended December 31, 2019 increased $15.4 million as compared to $20.6 million for the year ended December 31, 2018. The increase was primarily due to a 48 basis point increase in the rate paid on interest-bearing deposits for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in rate paid was related to the competitive dynamics in the markets in which we operate during the year ended 2019 and certain promotional interest rates offered during the first and second quarters of 2019. A $254.9 million increase in average interest-bearing deposits also contributed to the increase in interest expense on deposits.

Partially offsetting the effect on net interest income associated with the increase in average balances and rates paid on interest-bearing deposits were increases in interest income on tax-equivalent interest and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, and decreases in interest expense on long-term FHLB advances and short-term borrowings.

Tax-equivalent interest and fees on loans and leases of $178.8 million for the year ended December 31, 2019 increased $9.8 million as compared to $169.0 million for the year ended December 31, 2018. Average loans and leases for the year ended December 31, 2019 increased $177.4 million from the same period in 2018 and experienced a two basis point increase in tax-equivalent yield. The increase in average loans and leases was related to organic loan growth between the periods.

Tax-equivalent interest income on available for sale investment securities of $14.0 million for the year ended December 31, 2019 increased $2.2 million as compared to $11.8 million for the year ended December 31, 2018. Average available for sale investment securities for the year ended December 31, 2019 increased $44.0 million from the same period in 2018 and experienced a 21 basis point increase in tax-equivalent yield.

Interest expense on long-term FHLB advances of $1.1 million for the year ended December 31, 2019 decreased $708 thousand as compared to $1.8 million for the year ended December 31, 2018. Average long-term FHLB advances decreased $41.8 million, offset by a 17 basis point increase in the rate paid for the year ended December 31, 2019 as compared to the same period in 2018.

Interest expense on short-term borrowings of $2.8 million for the year ended December 31, 2019 decreased $600 thousand as compared to $3.4 million for the year ended December 31, 2018. Average short-term borrowings decreased $49.1 million, offset by a 26 basis point increase in the rate paid for the year ended December 31, 2019 as compared to the same period in 2018.

Tax-Equivalent Net Interest Income and Margin – 2018 Compared to 2017

Tax-equivalent net interest income of $149.9 million for the year ended December 31, 2018 increased $34.0 million as compared to $115.9 million for the year ended December 31, 2017. Tax-equivalent net interest margin of 3.80% for the year ended December 31, 2018 increased 11 basis points as compared to 3.69% for the year ended December 31, 2017.

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

Tax-equivalent interest income on available for sale investment securities of $11.8 million for the year ended December 31, 2018 increased $3.2 million as compared to $8.6 million for the year ended December 31, 2017. Average available for sale investment securities for the year ended December 31, 2018 increased $93.2 million from the same period in 2018 and experienced a 26 basis point increase in tax-equivalent yield.

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

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2019	4.39%	1.41%	2.98%	0.38%	3.36%
3rd	2019	4.69	1.55	3.14	0.40	3.54
2nd	2019	4.69	1.56	3.13	0.42	3.55
1st	2019	4.83	1.46	3.37	0.38	3.75
4th	2018	4.74	1.30	3.44	0.35	3.79

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2019		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2018
(dollars in thousands)	Amount	Percentage	Amount	Percentage
+300 basis points	$15,357	10.52%	$5,644	3.74%
+200 basis points	10,217	7.00	3,734	2.47
+100 basis points	5,079	3.48	1,860	1.23
-100 basis points	(6,817)	(4.67)	(6,546)	(4.34)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2019 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of December 31, 2019 than it was as of December 31, 2018. The increase was related to a significant increase in variable rate assets in the 4th quarter of 2019. The increase in the loss in the -100 basis point scenario is due the rate reduction in variable rate assets is greater than the ability to decrease rates on interest bearing liabilities.

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

The following table presents the Corporation’s gap analysis as of as of December 31, 2019:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$42.3	$—	$—	$—	$—	$42.3
Investment securities(1)	546.7	106.7	241.0	132.8	—	1,027.2
Loans and leases(2)	1,732.6	381.6	1,228.0	351.3	—	3,693.5
Allowance	—	—	—	—	(22.6)	(22.6)
Cash and due from banks	—	—	—	—	11.6	11.6
Operating lease right-of-use assets	0.7	2.1	10.5	27.7	—	41.0
Other assets	—	—	—	—	470.2	470.2
Total assets	$2,322.3	$490.4	$1,479.5	$511.8	$459.2	$5,263.2
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$25.4	$76.0	$263.6	$533.2	$—	$898.2
Savings, NOW and market rate	89.7	269.3	848.9	1,063.9	—	2,271.8
Time deposits	66.8	200.0	137.1	1.2	—	405.1
Wholesale non-maturity deposits	177.9	—	—	—	—	177.9
Wholesale time deposits	35.2	48.0	6.0	—	—	89.2
Short-term borrowings	493.2	—	—	—	—	493.2
Long-term FHLB advances	5.0	7.4	39.9	—	—	52.3
Subordinated notes	—	30.0	68.7	—	—	98.7
Junior subordinated debentures	21.8	—	—	—	—	21.8
Operating lease liabilities	0.8	2.4	11.6	30.5	—	45.3
Other liabilities	—	—	—	—	97.5	97.5
Shareholders’ equity	21.9	65.6	349.8	174.9	—	612.2
Total liabilities and shareholders’ equity	$937.7	$698.7	$1,725.6	$1,803.7	$97.5	$5,263.2
Interest-earning assets	$2,321.6	$488.3	$1,469.0	$484.1	$—	$4,763.0
Interest-bearing liabilities	889.6	554.7	1,100.6	1,065.1	—	3,610.0
Difference between interest-earning assets and interest-bearing liabilities	$1,432.0	$(66.4)	$368.4	$(581.0)	$—	$1,153.0
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,432.0	$1,365.6	$1,734.0	$1,153.0	$—	$1,153.0
Cumulative earning assets as a % of cumulative interest-bearing liabilities	261%	195%	168%	132%

(1)	Investment securities include available for sale, held to maturity and trading.

(2)	Loans include portfolio loans and leases and loans held for sale.

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

Provision for Loan and Lease Losses

General Discussion of the Allowance for Loan and Lease Losses

The balance of the Allowance is determined based on management’s review and evaluation of the loan and lease portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.

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

(1) Management further segments commercial mortgages between owner-occupied and non-owner occupied to account for different risk profiles and sensitivity to market factors that are attributed to each sub-segment.

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

Asset Quality and Analysis of Credit Risk

As of December 31, 2019, total non-performing loans and leases were $10.6 million, representing 0.29% of portfolio loans and leases, as compared to $12.8 million, or 0.37% of portfolio loans and leases, as of December 31, 2018. The $2.2 million decrease in non-performing loans and leases was primarily due to increases of $2.2 million and $1.7 million in commercial and industrial loans and commercial mortgage loans, respectively, offset by decreases of $3.1 million, $2.8 million, $92 thousand, and $47 thousand in non-performing residential mortgage loans, home equity loans and lines, leases, and consumer loans, respectively.

The Provision for the years ended December 31, 2019, 2018 and 2017 was $8.5 million, $7.2 million and $2.6 million, respectively. The Provision recorded during any given period reflects an allocation related to net new loan volume, changes in the economic environment, and the replenishment of Allowance consumed by charge-offs of loans and leases for which the Corporation had not specifically reserved. Net loan charge-offs for the years ended December 31, 2019 and 2018 each totaled $5.3 million as compared to $2.6 million for the same period in 2017. Total portfolio loans increased by $262.2 million during the year ended December 31, 2019 as compared to $141.3 million and $750.4 million for the same periods in 2018 and 2017, respectively. The increase in 2017 was largely the result of the loans and leases acquired in the RBPI Merger. As of December 31, 2019, the Allowance of $22.6 million represented 0.61% of portfolio loans and leases, as compared to the Allowance as of December 31, 2018 of $19.4 million, which represented 0.57% of portfolio loans and leases as of that date.

As of December 31, 2019, the Corporation had no other real estate owned (“OREO”) as compared to $417 thousand as of December 31, 2018. The decrease was primarily due to the sale of the one residential property and two manufactured homes that had been carried at $417 thousand as of December 31, 2018. In addition to the sale of these properties, one $87 thousand commercial property was foreclosed and subsequently sold during the twelve months ended December 31, 2019.

As of December 31, 2019, the Corporation had $8.0 million of TDRs, of which $5.1 million were in compliance with their modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2018, the Corporation had $11.0 million of TDRs, of which $9.7 million were in compliance with their modified terms.

Impaired loans and leases are those for which it is probable that the Corporation will not be able to collect all scheduled principal and interest payments in accordance with the original terms of the loans and leases. Included in impaired loans and leases are non-accrual loans and leases and TDRs in compliance with modified terms. PCI loans are not included in impaired loan and lease totals. As of December 31, 2019, the Corporation had $15.7 million of impaired loans and leases, as compared to $22.6 million as of December 31, 2018. For more information regarding the Corporation's impaired loans and leases, refer to Section H, “Impaired Loans,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Non-Performing Assets, TDRs and Related Ratios as of or for the Year Ended December 31,

(dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans and leases	$10,648	$12,820	$8,579	$8,363	$10,244
Loans 90 days or more past due and still accruing	—	—	—	—	—
Total non-performing loans and leases	10,648	12,820	8,579	8,363	10,244
Other real estate owned	—	417	304	1,017	2,638
Total non-performing assets	$10,648	$13,237	$8,883	$9,380	$12,882
TDRs included in non-performing assets	$3,018	$1,217	$3,289	$2,632	$1,935
TDRs in compliance with modified terms	5,071	9,745	5,800	6,395	4,880
Total TDRs	$8,089	$10,962	$9,089	$9,027	$6,815
Allowance for loan and lease losses to non-performing loans and leases	212.3%	151.5%	204.3%	209.1%	154.8%
Non-performing loans and leases to total loans and leases	0.29	0.37	0.26	0.33	0.45
Allowance for loan losses to total portfolio loans and leases	0.61	0.57	0.53	0.69	0.70
Non-performing assets to total assets	0.20	0.28	0.20	0.27	0.43
Period-end portfolio loans and leases	$3,689,313	$3,427,154	$3,285,858	$2,535,425	$2,268,988
Average portfolio loans and leases	3,594,449	3,397,479	2,660,999	2,419,950	2,153,542
Allowance for loan and lease losses	22,602	19,426	17,525	17,486	15,857
Interest income that would have been recorded on impaired loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination	$984	$1,240	$708	$1,098	$1,100
Interest income on impaired loans included in net income for the period	440	774	485	551	513

As of December 31, 2019, management is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the Allowance for Loan and Lease Losses

(dollars in thousands)	2019	2018	2017	2016	2015
Balance, January 1	$19,426	$17,525	$17,486	$15,857	$14,586
Charge-offs:
Consumer	(720)	(311)	(154)	(173)	(177)
Commercial and industrial	(781)	(1,374)	(692)	(1,298)	(1,220)
Real estate	(3,450)	(1,018)	(1,056)	(1,008)	(1,615)
Leases	(2,565)	(3,132)	(1,224)	(808)	(442)
Total charge-offs	(7,516)	(5,835)	(3,126)	(3,287)	(3,454)
Recoveries:
Consumer	103	10	8	23	29
Commercial and industrial	153	24	25	93	35
Real estate	1,211	74	182	178	160
Construction	4	2	4	64	4
Leases	714	43	328	232	101
Total recoveries	2,185	543	547	590	329
Net charge-offs	(5,331)	(5,292)	(2,579)	(2,697)	(3,125)
Provision for loan and lease losses	8,507	7,193	2,618	4,326	4,396
Balance, December 31	$22,602	$19,426	$17,525	$17,486	$15,857
Ratio of net charge-offs to average portfolio loans outstanding	0.15%	0.16%	0.10%	0.17%	0.15%

Allocation of Allowance for Loan and Lease Losses

The following table sets forth an allocation of the Allowance by portfolio segment. The specific allocations in any portfolio segment may be changed in the future to reflect then-current conditions. Accordingly, management considers the entire Allowance to be available to absorb losses in any portfolio segment.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Allowance at end of period applicable to:
Commercial mortgage	$10,434	51.9%	$7,567	48.3%	$7,550	46.4%	$6,227	43.8%	$5,199	42.5%
Home equity lines and loans	890	5.3	1,003	6.1	1,086	6.6	1,255	8.2	1,307	9.2
Residential mortgage	1,538	13.3	1,813	14.4	1,926	14.0	1,917	16.3	1,740	17.9
Construction	997	4.3	1,485	5.3	937	6.5	2,233	5.6	1,324	4.0
Commercial and industrial	6,029	19.2	5,461	20.3	5,038	21.9	5,142	22.9	5,609	23.1
Consumer	353	1.5	229	1.4	246	1.1	153	1.0	142	1.0
Leases	2,361	4.5	1,868	4.2	742	3.5	559	2.2	518	2.3
Unallocated	—	—	—	—	—	—	—	—	18	—
Total	$22,602	100.0%	$19,426	100.0%	$17,525	100.0%	$17,486	100.0%	$15,857	100.0%

Noninterest Income

2019 Compared to 2018

Noninterest income of $82.2 million for the year ended December 31, 2019 increased $6.2 million, or 8.2%, as compared to $76.0 million for the year ended December 31, 2018. The increase was primarily due to increases of $6.4 million and $2.1 million in capital markets revenue and fees for wealth management services, respectively, partially offset by decreases of $1.3 million and $941 thousand in other operating income and net gain on sale of loans, respectively.

The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers during the year ended December 31, 2019 as compared to the year ended December 31, 2019 driven by the continued organic growth of our capital markets group. The increase in fees for wealth management services was primarily related to the $3.12 billion increase in wealth assets under management, administration, supervision and brokerage from $13.43 billion at December 31, 2018 to $16.55 billion at December 31, 2019, and was comprised of a $1.7 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $1.91 billion increase in fixed rate flat-fee account balances, and a $328 thousand increase in fees derived from market-value based fee accounts.

The decrease in other operating income, which is further detailed in the table below, was primarily due to the $4.3 million decrease in recoveries of purchase accounting fair value marks resulting from the pay off of purchased credit impaired loans acquired in the RBPI Merger, partially offset by increases of $1.5 million and $1.2 million in gain on trading investments and miscellaneous other income, respectively.

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2019	2018	2017
Visa debit card income	$1,795	$1,700	$1,443
Bank owned life insurance income	1,239	1,177	959
Commissions and fees	1,353	1,270	621
Safe deposit box rentals	369	386	365
Other investment income	552	337	48
Rent income	31	150	193
Gain (loss) on trading investments	1,335	(153)	613
Recovery of purchase accounting fair value loan mark	60	4,338	337
Miscellaneous other income	3,554	2,341	742
Other operating income	$10,288	$11,546	$5,321

2018 Compared to 2017

Noninterest income of $76.0 million for the year ended December 31, 2018 increased $16.9 million, or 28.5%, as compared to $59.1 million for the year ended December 31, 2017. The increase was primarily due to increases of $6.2 million, $3.6 million, $2.5 million, and $2.2 million in other operating income, fees for wealth management services, capital markets revenue, and insurance commissions, respectively. The increase in other operating income, which is further detailed in the table above, was primarily due to the $4.0 million increase in recoveries of purchase accounting fair value marks resulting from the pay off of purchased credit impaired loans acquired in the RBPI Merger. The increase in fees for wealth management services was primarily related to the $460.8 million increase in wealth assets under management, administration, supervision and brokerage from $12.97 billion at December 31, 2017 to $13.43 billion at December 31, 2018. The increase in capital markets revenue was primarily related to a full year of operations for our capital markets group, which was formed during the second quarter of 2017, as well as organic growth. The increase in insurance commissions was partially due to the May 2017 Hirshorn acquisition and the May 2018 Domenick acquisition.

Noninterest Expense

2019 Compared to 2018

Noninterest expense of $146.5 million for the year ended December 31, 2019 increased $6.2 million, or 4.4%, as compared to $140.3 million for the year ended December 31, 2018.

The increase was primarily due to a $7.7 million increase in salaries and wages, largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019, and to a lesser extent, additional recruiting efforts and increases in our incentive accruals.

Also contributing to the increase were increases of $1.4 million, $1.3 million, $1.2 million and $992 thousand in other operating expenses, furniture, fixtures and equipment expenses, professional fees, and occupancy and bank premises expenses, respectively.

Partially offsetting these increases in noninterest expense was a decrease of $7.8 million in due diligence, merger-related and merger integration expenses for the year ended December 31, 2019 as compared to the same period in 2018.

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2019	2018	2017
Contributions	$1,709	$1,659	$1,511
Deferred compensation expense	1,228	(492)	783
Director fees	469	544	542
Dues and subscriptions	1,652	1,150	871
FDIC insurance	817	1,716	1,580
Impairment of OREO and other repossessed assets	—	89	208
Insurance	865	851	838
Loan processing	816	1,068	423
Miscellaneous other expense	4,287	3,765	2,545
MSR amortization and impairment	597	830	745
Other taxes	185	60	39
Outsourced services	200	243	315
Portfolio maintenance	410	435	417
Postage	685	763	575
Stationary and supplies	553	536	488
Telephone and data lines	1,752	1,909	1,616
Temporary help and recruiting	703	416	852
Travel and entertainment	1,141	1,093	900
Other operating expense	$18,069	$16,635	$15,248

2018 Compared to 2017

Noninterest expense of $140.3 million for the year ended December 31, 2018 increased $25.9 million, or 22.6%, as compared to $114.4 million for the year ended December 31, 2017. The increase was primarily due to increases of $13.4 million and $2.7 million in salaries and wages and employee benefits, respectively. A majority of these increases were related to the additional expenses associated with the staff assumed in the RBPI Merger, and to a lesser extent, recruiting efforts of certain key leadership positions and increases in our incentive accruals. The remaining increase in noninterest expense consisted of increases of $1.7 million, $1.7 million, $1.4 million, $1.3 million, and $1.0 million in occupancy and bank premises expenses, due diligence, merger-related and merger integration expenses, data processing expenses, other operating expenses, and furniture, fixtures and equipment expenses, respectively. These increases were also primarily due to the additional expenses associated with the facilities assumed in the RBPI Merger. While much of the merger-related expenses associated with the RBPI Merger were recorded at the time of the merger, certain expenses incurred in connection with the banking system conversion, contract terminations and lease terminations are recorded as they are incurred.

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2019, there were no pending or unsettled loan repurchase demands.

Income Tax Expense

Income tax expense of $15.6 million for the year ended December 31, 2019 increased $1.4 million as compared to $14.2 million for the year ended December 31, 2018. The effective tax rates for the years ended December 31, 2019 and 2018 were

20.9% and 18.2%, respectively. The increase was primarily related to a $2.6 million decrease in discrete benefits for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The $2.6 million discrete benefit recorded in 2018 primarily related to certain tax return versus provision adjustments made upon the filing of the Corporation’s 2018 tax return.

Income tax expense of $14.2 million for the year ended December 31, 2018 decreased $20.1 million as compared to $34.2 million for the year ended December 31, 2017. The effective tax rates for the years ended December 31, 2018 and 2017 were 18.2% and 59.8%, respectively. The decrease was directly related to the Tax Reform enacted on December 22, 2017, which lowered the top federal corporate rate from 35% to 21%. Also contributing to the decrease in income tax expense was the absence of the $15.2 million one-time income tax charge related to the re-measurement of the Corporation’s net deferred tax asset, triggered by Tax Reform, during the year ended December 31, 2017, and the previously discussed $2.6 million income tax benefit recorded during the year ended December 31, 2018 made upon the filing of the Corporation’s tax return.

For more information related to income taxes, refer to Note 17, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Balance Sheet Analysis

Asset Changes

Total assets of $5.26 billion as of December 31, 2019 increased $610.8 million, or 13.1%, from $4.65 billion as of December 31, 2018. The increase was primarily due to the increases in portfolio loans and leases and available for sale investment securities discussed in the following sections, as well as $41.0 million of operating lease right-of-use assets as of December 31, 2019 included on the balance sheet as a result of a required accounting pronouncement adopted in the first quarter of 2019.

Investment Securities

Available for sale investment securities as of December 31, 2019 totaled $1.01 billion, an increase of $268.5 million from December 31, 2018. The increase was primarily due to the purchase of $500.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2019, an increase of $300.0 million as compared to a similar purchase of $200.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2018. This increase in U.S. Treasury securities coupled with a $76.1 million increase in mortgage-backed securities, respectively, were partially offset by decreases of $93.8 million, $7.4 million, and $6.0 million in U.S. government and agency securities, collateralized mortgage obligations, and state & political subdivision securities, respectively.

The following table details the maturity and weighted average tax-equivalent yield of the available for sale investment portfolio as of December 31, 2019:

(dollars in thousands)	Maturing During 2020	Maturing From 2021 Through 2024	Maturing From 2025 Through 2029	Maturing After 2029	Total
U.S. Treasury securities:
Amortized cost	$500,066	$—	$—	$—	$500,066
Weighted average yield	1.01%	—%	—%	—%	1.01%
Obligations of the U.S. government and agencies:
Amortized cost	1,555	36,592	52,930	11,102	102,179
Weighted average yield	1.63%	1.97%	2.58%	2.61%	2.35%
State and political subdivisions:
Amortized cost	3,230	1,468	668	—	5,366
Weighted average yield	2.20%	2.95%	2.19%	—%	2.40%
Mortgage-related securities(1):
Amortized cost	240	12,051	64,460	316,022	392,773
Weighted average yield	2.93%	2.77%	2.47%	2.62%	2.60%
Other investment securities:
Amortized cost	—	650	—	—	650
Weighted average yield	—%	3.51%	—%	—%	3.51%
Total amortized cost	$505,091	$50,761	$118,058	$327,124	$1,001,034
Weighted average yield	1.02%	2.21%	2.52%	2.62%	1.78%

(1)
Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
U.S. Treasury securities	$500,066	$200,026	$200,077	$200,094	$101
Obligations of the U.S. government and agencies	102,179	198,604	153,028	83,111	101,342
Obligations of state and political subdivisions	5,366	11,372	21,352	33,625	41,892
Mortgage-backed securities	360,977	294,076	275,958	185,997	157,422
Collateralized mortgage obligations	31,796	40,150	37,596	49,488	29,756
Other investment securities	650	1,100	4,813	16,575	17,263
Total amortized cost	$1,001,034	$745,328	$692,824	$568,890	$347,776

Portfolio Loans and Leases

The table below details the loan portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial mortgage	$1,913,430	$1,657,436	$1,523,377	$1,110,898	$964,259
Home equity lines & loans	194,640	207,351	218,275	207,999	209,473
Residential mortgage	489,903	494,355	458,886	413,540	406,404
Construction	159,867	181,078	212,454	141,964	90,421
Commercial and industrial	709,257	695,584	719,312	579,791	524,515
Consumer	57,138	46,814	38,153	25,341	22,129
Leases	165,078	144,536	115,401	55,892	51,787
Total portfolio loans and leases	3,689,313	3,427,154	3,285,858	2,535,425	2,268,988
Loans held for sale	4,249	1,749	3,794	9,621	8,987
Total loans and leases	$3,693,562	$3,428,903	$3,289,652	$2,545,046	$2,277,975

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2019. Excluded from the table are residential mortgage, home equity lines and loans, and consumer loans:

(dollars in thousands)	Maturing During 2020	Maturing From 2021 Through 2024	Maturing After 2024	Total
Loan portfolio maturity:
Commercial and industrial	$213,392	$264,819	$231,046	$709,257
Construction	57,755	58,233	43,879	159,867
Commercial mortgage	104,791	570,574	1,238,065	1,913,430
Leases	8,321	155,588	1,169	165,078
Total	$384,259	$1,049,214	$1,514,159	$2,947,632
Interest sensitivity on the above loans:
Loans with fixed rates	$103,908	$711,515	$279,070	$1,094,493
Loans with adjustable or floating rates	280,351	337,699	1,235,089	1,853,139
Total	$384,259	$1,049,214	$1,514,159	$2,947,632

The list below identifies certain key characteristics of the Corporation’s loan and lease portfolio. Refer to Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K and the section of this MD&A under the heading “Portfolio Loans and Leases” for further details.

•
Portfolio Loans and Leases - The Corporation’s $3.69 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware.

These markets have exhibited relatively stable economic attributes, and have generally not seen the high levels of real estate price volatility experienced in other regions nationwide.

•
Concentrations - The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2019 and December 31, 2018, respectively, loans secured by real estate were $2.76 billion and $2.54 billion, or 74.8% and 74.1%, of the total loan portfolio of $3.69 billion and $3.43 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania, Delaware and Southern and Central New Jersey. Management is aware of this concentration and mitigates this risk to the extent possible in many ways, including maintaining a diverse group of collateral property types within the portfolio, and by exercising underwriting discipline which includes assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. For a substantial portion of the loans in the real estate portfolio, the Corporation has recourse to the owners/sponsors, primarily through personal guaranties, in addition to liens on collateral. This recourse provides credit strength, as it incorporates the borrowers’ global cash flows.

In addition to loans secured by real estate, commercial and industrial loans comprise 19.2% of the total loan portfolio as of December 31, 2019.

•
Construction - The construction portfolio of $159.9 million accounts for 4.3% of the total loan and lease portfolio at December 31, 2019, a decrease of $21.2 million from December 31, 2018. The construction loan segment of the portfolio, which consists of residential site development loans, commercial construction loans, and loans for construction of individual homes, had no delinquent or nonperforming loans as of both December 31, 2019 and 2018.

•
Residential Mortgages - Residential mortgage loans were $489.9 million as of December 31, 2019, a decrease of $4.5 million from December 31, 2018. The residential mortgage segment accounts for 13.3% of the total loan and lease portfolio as of December 31, 2019. The residential mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2019, of 0.38%, as compared to 0.52% as of December 31, 2018. Nonperforming residential mortgage loans comprised 0.06% of the residential mortgage segment of the portfolio as of December 31, 2019, as compared to 0.70% as of December 31, 2018. Management believes it is well protected with its collateral position on this portfolio.

•
Commercial Mortgages - Commercial mortgages were $1.91 billion as of December 31, 2019, an increase of $256.0 million from December 31, 2018. Management has made a concerted effort, over several operating cycles, to attract strong commercial real estate entrepreneurs in its primary trade area. The commercial mortgage segment accounts for 51.9% of the total loan and lease portfolio as of December 31, 2019. The commercial mortgage segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2019, of 0.13%, as compared to 0.06% as of December 31, 2018. Nonperforming commercial mortgage loans comprised 0.22% of the commercial mortgage segment of the portfolio as of December 31, 2019, as compared to 0.15% as of December 31, 2018. The borrowers comprising this segment of the portfolio generally have strong, global cash flows, which are regularly assessed and have remained stable.

•
Commercial and Industrial - Commercial and industrial loans were $709.3 million as of December 31, 2019, an increase of $13.7 million from December 31, 2018. The commercial and industrial segment accounts for 19.2% of the total loan and lease portfolio as of December 31, 2019. The commercial and industrial segment of the portfolio had a delinquency rate on performing loans, as of both December 31, 2019 and December 31, 2018 of 0.09%. Nonperforming commercial and industrial loans comprised 0.61% of the commercial and industrial segment of the portfolio as of December 31, 2019, as compared to 0.30% as of December 31, 2018. The commercial and industrial segment of the portfolio consists primarily of loans to privately held businesses and non-profit institutions headquartered within the Corporation’s traditional market area. These loans are generally secured by non-real estate business assets, including accounts receivable, inventory and equipment, as the primary source of collateral, and often include commercial real estate as secondary collateral.

•
Home Equity Loans and Lines of Credit - Home equity loans and lines of credit were $194.6 million as of December 31, 2019, a decrease of $12.7 million from December 31, 2018. The home equity loans and lines of credit segment accounts for 5.3% of the total loan and lease portfolio as of December 31, 2019. The home equity loans and lines of credit segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2019, of 0.28%, as compared to 0.05% as of December 31, 2018. Nonperforming home equity loans and lines of credit comprised 0.40% of the home equity loans and lines of credit segment of the portfolio as of December 31, 2019, as compared to 1.74% as of December 31, 2018. The Bank originates the majority of its home equity loans and lines of credit through its retail channel.

•
Consumer Loans - Consumer loans were $57.1 million as of December 31, 2019, an increase of $10.3 million from December 31, 2018. The consumer loan segment accounted for 1.5% of the total loan and lease portfolio as of December 31, 2019. The consumer loan segment of the portfolio had a delinquency rate on performing loans, as of December 31, 2019, of 0.42%, as compared to 0.09% as of December 31, 2018. Nonperforming consumer loans comprised 0.11% of the consumer loan segment of the portfolio as of December 31, 2019, as compared to 0.23% as of December 31, 2018. Consumer loans consist primarily of small-balance revolving or installment loans originated through the Bank's retail channel.

•
Leasing - Leases totaled $165.1 million as of December 31, 2019, an increase of $20.5 million from December 31, 2018. The lease segment of the portfolio accounted for 4.5% of the total loan and lease portfolio as of December 31, 2019. The lease segment of the portfolio had a delinquency rate on performing leases, as of December 31, 2019, of 0.89%, as compared to 0.77% as of December 31, 2018. Nonperforming leases comprised 0.54% of the leasing segment of the portfolio as of December 31, 2019, as compared to 0.67% as of December 31, 2018.

Goodwill and Intangible Assets

Goodwill of $184.0 million as of December 31, 2019 was unchanged as compared to December 31, 2018.

Intangible assets, other than mortgage servicing rights ("MSRs"), of $19.1 million as of December 31, 2019 decreased $4.3 million, or 18.4%, from $23.5 million as of December 31, 2018. The decrease was primarily due to $3.8 million of amortization. Also contributing to the decrease was the derecognition of $541 thousand of favorable lease assets, with a corresponding adjustment to the operating lease right-of-use asset, in connection with the adoption of FASB ASU 2016-02 (Topic 842), “Leases” in the first quarter of 2019.

For more information regarding goodwill and intangible assets, see Note 1, “Summary of Significant Accounting Policies,” Note 2, “Recent Accounting Pronouncements,” Note 3, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets,” respectively, in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

FHLB Stock

The Corporation’s investment in stock issued by the FHLB was $23.7 million as of December 31, 2019, an increase of $9.2 million, or 63.4%, from $14.5 million as of December 31, 2018. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB.

Mortgage Servicing Rights

MSRs of $4.5 million as of December 31, 2019 decreased $597 thousand, or 11.8%, from $5.0 million as of December 31, 2018. The decrease was primarily due to amortization of $576 thousand for the year ended December 31, 2019. There were no mortgage loans sold with servicing retained for the year ended December 31, 2019.

The following table details activity related to mortgage servicing rights for the periods indicated:

	For the Year Ended or as of December 31,
(dollars in thousands)	2019	2018	2017
Mortgage originations	$173,025	$162,854	$190,007
Mortgage loans sold:
Servicing retained	$—	$1,850	$103,439
Servicing released	88,365	86,518	27,871
Total mortgage loans sold	$88,365	$88,368	$131,310
Percentage of originated mortgage loans sold	51.1%	54.3%	69.1%
Servicing retained %	—%	2.1%	78.8%
Servicing released %	100.0%	97.9%	21.2%
Residential mortgage loans serviced for others	$502,832	$578,788	$650,703
Mortgage servicing rights	$4,450	$5,047	$5,861
Gain on sale of mortgage loans	$1,503	$2,477	$2,038
Loan servicing and other fees	$2,206	$2,259	$1,939
Amortization of MSRs	$576	$803	$791
(Impairment) / Recovery of MSRs	$(21)	$(27)	$45

Liability Changes

Total liabilities of $4.65 billion as of December 31, 2019 increased $563.3 million, or 13.8%, from $4.09 billion as of December 31, 2018. The increase was primarily due to the increases in total deposits and short-term borrowings discussed in the following sections, as well as $45.3 million of operating lease liabilities as of December 31, 2019 included on the balance sheet as a result of a required accounting pronouncement adopted in the first quarter of 2019.

Deposits

Deposits of $3.84 billion as of December 31, 2019 increased $243.2 million, or 6.8%, from $3.60 billion as of December 31, 2018. Increases of $280.2 million, $243.8 million, and $122.8 million in interest-bearing demand accounts, money market accounts, and wholesale non-maturity deposits, respectively, were offset by decreases of $236.0 million, $137.6 million, $26.6 million, and $3.4 million in wholesale time deposits, retail time deposits, savings accounts, and noninterest bearing deposits, respectively.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Interest-bearing demand	$944,915	$664,749	$481,336	$379,424	$338,861
Money market	1,106,478	862,644	862,639	761,657	749,726
Savings	220,450	247,081	338,572	232,193	187,299
Retail time deposits	405,123	542,702	532,202	322,912	229,253
Wholesale non-maturity deposits	177,865	55,031	62,276	74,272	67,717
Wholesale time deposits	89,241	325,261	171,929	73,037	53,185
Total interest-bearing deposits	$2,944,072	$2,697,468	$2,448,954	$1,843,495	$1,626,041
Noninterest-bearing deposits	898,173	901,619	924,844	736,180	626,684
Total deposits	$3,842,245	$3,599,087	$3,373,798	$2,579,675	$2,252,725

The following table summarizes the maturities of certificates of deposit of $100,000 or greater as of December 31, 2019:

(dollars in thousands)	Retail	Wholesale
Three months or less	$33,169	$35,105
Three to six months	20,566	4,629
Six to twelve months	89,693	42,402
Greater than twelve months	78,721	6,034
Total	$222,149	$88,170

For more information regarding deposits, including average amount of deposits and average rate paid, refer to the sections of this MD&A under the headings “Balance Sheet Analysis” and “Analysis of Interest Rates and Interest Differential.”

Borrowings

Borrowings of $665.9 million as of December 31, 2019, which include short-term borrowings, long-term FHLB advances, subordinated notes and junior subordinated debentures, increased $238.1 million, or 55.7%, from $427.8 million as of December 31, 2018. The increase was primarily due to a $240.9 million increase in short-term borrowings (original maturity of one year or less), which consisted of funds obtained from overnight repurchase agreements with commercial customers and short-term FHLB advances.

The following table details borrowings as of the dates indicated:

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Short-term borrowings	$493,219	$252,367	$237,865	$204,151	$94,167
Long-term FHLB advances	52,269	55,374	139,140	189,742	254,863
Subordinated notes	98,705	98,526	98,416	29,532	29,479
Jr. subordinated debentures	21,753	21,580	21,416	—	—
Total borrowings	$665,946	$427,847	$496,837	$423,425	$378,509
See the Liquidity Section of this MD&A under the heading “Liquidity” for further details on the Corporation’s FHLB available borrowing capacity.

Discussion of Segments

The Corporation has two operating segments: Wealth Management and Banking. These segments are discussed below. Detailed segment information appears in Note 31, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Wealth Management Segment Activity

The Wealth Management segment, which includes the insurance reporting unit, reported a pre-tax segment profit (“PTSP”) for the year ended December 31, 2019 of $16.4 million, relatively unchanged as compared to $16.5 million for the year ended December 31, 2018. Fees for wealth management services of $44.4 million for the year ended December 31, 2019 increased $2.1 million, or 4.9%, as compared to $42.3 million for the year ended December 31, 2018. The increase in fees was comprised of a $1.7 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $1.91 billion increase in fixed rate flat-fee account balances, and a $328 thousand increase in fees derived from market-value based fee accounts. Revenue from the insurance division of $6.9 million for the year ended December 31, 2019, which is reported as part of the Wealth Management segment, was relatively unchanged as compared to the year ended December 31, 2018. Effective January 1, 2020, the business of Lau Associates LLC, which is reported in the Wealth Management segment, was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment.

The PTSP of the Wealth Management segment for the year ended December 31, 2018 was $16.5 million, an increase of $1.4 million, or 9.7%, as compared to $15.1 million for the year ended December 31, 2017. Fees for wealth management services of $42.3 million for the year ended December 31, 2018 increased $3.6 million, or 9.3%, as compared to $38.7 million for the year ended December 31, 2017. The increase in fees was comprised of a $2.1 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $581.3 million increase in fixed rate flat-fee account balances, and a $1.4 million increase in fees derived from market-value based fee accounts, primarily due to strong market performance experienced during 2018. Revenue from the insurance division of $6.8 million for the year ended December 31, 2018, which is reported as part of the Wealth Management segment, increased by $2.2 million, or 48.4%, partially due to the May 2017 Hirshorn acquisition and the May 2018 Domenick acquisition, in addition to organic growth.

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	December 31, 2019	December 31, 2018	December 31, 2017
Market value	$6,977,009	$5,764,189	$5,884,692
Fixed fee	9,571,051	7,665,355	7,084,046
Total	$16,548,060	$13,429,544	$12,968,738

	Percentage of Wealth Assets as of:
Fee Basis	December 31, 2019	December 31, 2018	December 31, 2017
Market value	42.2%	42.9%	45.4%
Fixed fee	57.8%	57.1%	54.6%
Total	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Year Ended:
Fee Basis	December 31, 2019	December 31, 2018	December 31, 2017
Market value	$31,470	$31,142	$29,752
Fixed fee	12,930	11,184	8,983
Total	$44,400	$42,326	$38,735

	Percentage of Fees for Wealth Management Services For the Year Ended:
Fee Basis	December 31, 2019	December 31, 2018	December 31, 2017
Market value	70.9%	73.6%	76.8%
Fixed fee	29.1%	26.4%	23.2%
Total	100.0%	100.0%	100.0%

Banking Segment Activity

Banking segment data as presented in Note 31, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K indicates a PTSP of $58.4 million in 2019, $61.4 million in 2018 and $42.2 million in 2017. See the section of this MD&A under the heading “Components of Net Income” for a discussion of the Banking Segment results.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $612.2 million, or 11.6% of total assets, as of December 31, 2019, as compared to $564.7 million, or 12.1% of total assets, as of December 31, 2018.

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

In addition, BMBC has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which allows it to issue up to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of BMBC’s common stock and general economic and market conditions.

For the year ended December 31, 2019, BMBC did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2019.

Accumulated other comprehensive income of $2.2 million as of December 31, 2019 increased $9.7 million, or 129.1%, from an accumulated other comprehensive loss of $7.5 million as of December 31, 2018. The primary cause of the increase was the increase in net unrealized losses on available for sale investment securities primarily due to increasing interest rates.

As detailed in Section E, “Regulatory Capital Ratios,” of Note 28, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the capital ratios, as of December 31, 2019 and 2018 indicate levels above the regulatory minimum to be considered “well capitalized.”

Liquidity

The Corporation has significant sources of liquidity as of December 31, 2019. The liquidity position is managed on a daily basis as part of the daily settlement function, and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits, along with the utilization of borrowings from the FHLB, purchased federal funds, and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of certain investment securities and certain loans in the secondary market.

Other wholesale funding sources include deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $213.2 million as of December 31, 2019.

As of December 31, 2019, the maximum borrowing capacity with the FHLB was $1.65 billion, with an unused borrowing availability of $1.11 billion. Borrowing availability at the Federal Reserve Discount Window was $174.3 million, and overnight Fed Funds lines, consisting of lines from seven banks, totaled $79.0 million. On a monthly basis, the ALCO reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2019, the Corporation held $23.7 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with IND to provide up to $55 million, plus interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $53.9 million in balances as of December 31, 2019 under this program.

The Corporation’s available for sale investment portfolio of $1.01 billion as of December 31, 2019 was 19.1% of total assets. Some of these investments were in short-term, high-quality, liquid investments to earn more than the 25 basis points currently earned on Fed Funds. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or other repurchase agreements.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2019, listed by dates of funding or payment:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$828,872	$369,214	$142,813	$69,333	$247,512
Standby letters of credit	20,749	17,301	3,065	20	363
Total	$849,621	$386,515	$145,878	$69,353	$247,875

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

Contractual Cash Obligations of the Corporation as of December 31, 2019

(dollars in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits without a stated maturity	$3,347,881	$3,347,881	$—	$—	$—
Wholesale and retail certificates of deposit	494,364	349,519	134,590	9,461	794
Short-term borrowings	493,219	493,219	—	—	—
Long-term FHLB Advances	52,269	12,363	39,906	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,774	—	—	—	25,774
Operating leases	58,815	4,705	8,679	8,123	37,308
Purchase obligations	9,518	6,601	2,917	—	—
Total	$4,581,840	$4,214,288	$186,092	$17,584	$163,876

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

To the Shareholders and Board of Directors
Bryn Mawr Bank Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for originated loan and lease losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan and lease losses related to loans collectively evaluated for impairment (ALLL) was $22.1 million of a total allowance for loans and lease losses of $22.6 million as of December 31, 2019. The Company estimated the ALLL using a historical loss methodology that estimates quantitative factors in the form of historical charge-off rates for performing loans by segment. Such amounts are adjusted for certain qualitative factors.

We identified the assessment of the ALLL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALLL methodology, inclusive of the methodologies used to estimate: 1) the historical charge-off rates and their key factors and assumptions, including the loan risk grades for commercial loans, the look-back periods, and the loss emergence periods, and 2) the qualitative factors.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the development and approval of the ALLL methodology and determination of the key factors and assumptions used to estimate the historical charge-off rates and qualitative factors. We tested the process to develop the ALLL estimate. Specifically, we tested the sources of data, factors, and assumptions used by considering their relevance and reliability, and considering additional factors and alternative assumptions. We involved credit risk professionals with industry knowledge and experience who assisted in:

–	Evaluating the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

–	Testing the look-back period assumptions used in calculating historical charge-off rates to evaluate the length of that period, and

–
Evaluating the framework for determining qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk metrics such as delinquency, nonperforming balances and charge-offs, and consistency with trends in those metrics.

We tested individual loan risk grades for a selection of commercial loans by involving credit risk professionals to assist in evaluating the loan risk grades. We also tested the loss emergence period assumptions used in calculating the historical charge-off rates by involving credit risk professionals to evaluate the methodology used to develop those assumptions and testing the accuracy of those calculations and inputs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Philadelphia, Pennsylvania
February 28, 2020

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$11,603	$14,099
Interest bearing deposits with banks	42,328	34,357
Cash and cash equivalents	53,931	48,456
Investment securities available for sale, at fair value (amortized cost of $1,001,034 and $745,328 as of December 31, 2019 and December 31, 2018, respectively)	1,005,984	737,442
Investment securities held to maturity, at amortized cost (fair value of $12,661 and $8,438 as of December 31, 2019 and December 31, 2018, respectively)	12,577	8,684
Investment securities, trading	8,621	7,502
Loans held for sale	4,249	1,749
Portfolio loans and leases, originated	3,320,816	2,885,251
Portfolio loans and leases, acquired	368,497	541,903
Total portfolio loans and leases	3,689,313	3,427,154
Less: Allowance for originated loan and lease losses	(22,526)	(19,329)
Less: Allowance for acquired loan and lease losses	(76)	(97)
Total allowance for loans and lease losses	(22,602)	(19,426)
Net portfolio loans and leases	3,666,711	3,407,728
Premises and equipment, net	64,965	65,648
Operating lease right-of-use assets	40,961	—
Accrued interest receivable	12,482	12,585
Mortgage servicing rights	4,450	5,047
Bank owned life insurance	59,079	57,844
Federal Home Loan Bank stock	23,744	14,530
Goodwill	184,012	184,012
Intangible assets	19,131	23,455
Other investments	16,683	16,526
Other assets	85,679	61,277
Total assets	$5,263,259	$4,652,485
Liabilities
Deposits:
Noninterest-bearing	$898,173	$901,619
Interest-bearing	2,944,072	2,697,468
Total deposits	3,842,245	3,599,087
Short-term borrowings	493,219	252,367
Long-term FHLB advances	52,269	55,374
Subordinated notes	98,705	98,526
Junior subordinated debentures	21,753	21,580
Operating lease liabilities	45,258	—
Accrued interest payable	6,248	6,652
Other liabilities	91,335	54,195
Total liabilities	4,651,032	4,087,781
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,650,051 and 24,545,348 shares as of December 31, 2019 and December 31, 2018, respectively, and outstanding of 20,126,296 and 20,163,816 as of December 31, 2019 and December 31, 2018, respectively	24,650	24,545
Paid-in capital in excess of par value	378,606	374,010
Less: Common stock in treasury at cost - 4,523,755 and 4,381,532 shares as of December 31, 2019 and December 31, 2018, respectively	(81,174)	(75,883)
Accumulated other comprehensive income (loss), net of tax	2,187	(7,513)
Retained earnings	288,653	250,230
Total Bryn Mawr Bank Corporation shareholders' equity	612,922	565,389
Noncontrolling interest	(695)	(685)
Total shareholders' equity	612,227	564,704
Total liabilities and shareholders' equity	$5,263,259	$4,652,485

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

	Year Ended December 31,
	2019	2018	2017
(dollars in thousands, except share and per share data)
Interest income:
Interest and fees on loans and leases	$178,367	$168,638	$120,762
Interest on cash and cash equivalents	543	264	174
Interest on investment securities:
Taxable	14,330	11,854	8,136
Non-taxable	143	293	388
Dividends	6	6	99
Total interest income	193,389	181,055	129,559
Interest expense:
Interest on deposits	35,936	20,552	8,748
Interest on short-term borrowings	2,792	3,392	1,390
Interest on FHLB advances and other borrowings	1,069	1,777	2,620
Interest on subordinated notes	4,578	4,575	1,628
Interest on junior subordinated debentures	1,373	1,288	46
Total interest expense	45,748	31,584	14,432
Net interest income	147,641	149,471	115,127
Provision for loan and lease losses	8,507	7,193	2,618
Net interest income after provision for loan and lease losses	139,134	142,278	112,509
Noninterest income:
Fees for wealth management services	44,400	42,326	38,735
Insurance commissions	6,877	6,808	4,589
Capital markets revenue	11,276	4,848	2,396
Service charges on deposits	3,374	2,989	2,608
Loan servicing and other fees	2,206	2,259	2,106
Net gain on sale of loans	2,342	3,283	2,441
Net gain on sale of investment securities available for sale	—	7	101
Net (loss) gain on sale of other real estate owned ("OREO")	(84)	295	(104)
Dividends on FHLB and FRB stock	1,505	1,621	939
Other operating income	10,288	11,546	5,321
Total noninterest income	82,184	75,982	59,132
Noninterest expenses:
Salaries and wages	74,371	66,671	53,251
Employee benefits	13,456	12,918	10,170
Occupancy and bank premises	12,591	11,599	9,906
Furniture, fixtures, and equipment	9,693	8,407	7,385
Advertising	2,105	1,719	1,454
Amortization of intangible assets	3,801	3,656	2,734
Due diligence, merger-related and merger integration expenses	—	7,761	6,104
Professional fees	5,434	4,203	3,268
Pennsylvania bank shares tax	1,478	1,792	1,294
Data processing	5,517	4,942	3,581
Other operating expenses	18,069	16,635	15,248
Total noninterest expenses	146,515	140,303	114,395
Income before income taxes	74,803	77,957	57,246
Income tax expense	15,607	14,165	34,230
Net income	$59,196	$63,792	$23,016
Net loss attributable to noncontrolling interest	(10)	—	—
Net income attributable to Bryn Mawr Bank Corporation	$59,206	$63,792	$23,016
Basic earnings per common share	$2.94	$3.15	$1.34
Diluted earnings per common share	$2.93	$3.13	$1.32
Dividends declared per share	$1.02	$0.94	$0.86
Weighted-average basic shares outstanding	20,142,306	20,234,792	17,150,125
Dilutive shares	91,065	155,375	248,798
Adjusted weighted-average diluted shares	20,233,371	20,390,167	17,398,923

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Net income attributable to Bryn Mawr Bank Corporation	$59,206	$63,792	$23,016

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2,696, $(806) and $(570), respectively	10,139	(3,033)	(1,057)
Reclassification adjustment for net (gain) loss on sale realized in net income, net of tax (expense) benefit of $0, $(1) and $(35), respectively	—	(6)	(66)
Reclassification adjustment for net gain realized on transfer of investment securities available for sale to trading, net of tax expense of $0, $(88) and $0, respectively	—	(329)	—
Unrealized investment losses, net of tax expense (benefit) of $2,696, $(895) and $(605), respectively	10,139	(3,368)	(1,123)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(118), $72 and $(54), respectively	(439)	269	(100)
Total other comprehensive income (loss)	9,700	(3,099)	(1,223)
Total comprehensive income	$68,906	$60,693	$21,793

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$59,206	$63,792	$23,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	8,507	7,193	2,618
Depreciation of premises and equipment	7,801	6,610	5,551
Amortization of operating lease right-of-use assets	3,647	—	—
Loss on disposal of premises and equipment	69	1,627	—
Net amortization of investment premiums and discounts	2,800	3,044	2,990
Net gain on sale of investment securities available for sale	—	(7)	(101)
Net gain on sale of loans	(2,342)	(3,283)	(2,441)
Stock-based compensation	3,725	2,750	2,068
Amortization and net impairment of mortgage servicing rights	597	830	744
Net accretion of fair value adjustments	(6,088)	(9,883)	(2,376)
Amortization of intangible assets	3,801	3,656	2,734
Impairment of other real estate owned ("OREO") and other repossessed assets	—	89	208
Net loss (gain) on sale of OREO	84	(295)	104
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(1,235)	(1,177)	(838)
Other, net	(475)	532	(788)
Loans originated for resale	(90,865)	(86,323)	(125,482)
Proceeds from loans sold	93,459	91,353	132,639
Provision for deferred income taxes	1,539	9,839	20,418
Settlement of pension liability acquired in RBPI Merger	—	—	(15,233)
Change in income taxes payable/receivable	5,897	415	(7,917)
Change in accrued interest receivable	103	1,661	(3,178)
Change in accrued interest payable	(404)	3,125	(2,023)
Change in operating lease liabilities	(3,525)	—	—
Change in other assets	(33,018)	(19,222)	(3,471)
Change in other liabilities	40,098	2,909	3,690
Net cash provided by operating activities	93,381	79,235	32,932
Investing activities:
Purchases of investment securities available for sale	(719,700)	(338,421)	(445,294)
Purchases of investment securities held to maturity	(4,868)	(1,328)	(5,189)
Proceeds from maturity and paydowns of investment securities available for sale	293,987	278,895	283,545
Proceeds from maturity and paydowns of investment securities held to maturity	891	532	108
Proceeds from sale of investment securities available for sale	—	7	130,858
Net change in FHLB stock	(9,214)	5,553	(2,778)
Proceeds from calls of investment securities	167,290	810	25,682
Net change in other investments	(157)	(4,056)	2,059
Purchase of domain name	—	—	(151)
Purchase of customer relationships	(18)	(366)	—
Purchase of portfolio loans and leases	—	(14,974)	—
Net portfolio loan and lease originations	(264,822)	(127,589)	(180,869)
Purchases of premises and equipment	(7,187)	(19,426)	(8,304)
Acquisitions, net of cash acquired	—	(380)	12,301
Proceeds from sale of OREO	418	525	1,048
Net cash used in investing activities	(543,380)	(220,218)	(186,984)
Financing activities:
Change in deposits	243,836	226,598	201,015
Change in short-term borrowings	240,852	14,502	18,714
Dividends paid	(20,685)	(19,289)	(14,799)
Change in long-term FHLB advances and other borrowings	(3,240)	(83,872)	(110,049)
Payment of contingent consideration for business combinations	(875)	(660)	(642)
Net proceeds from issuance of subordinated notes	—	—	68,829
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(625)	(1,639)	(1,140)
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	(172)	2	(115)
Repurchase of warrants from U.S. Treasury	—	(1,755)	—
Net purchase of treasury stock through publicly announced plans	(4,524)	(5,936)	—
Proceeds from exercise of stock options	907	1,464	1,498
Net cash provided by financing activities	455,474	129,415	163,311

(dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Change in cash and cash equivalents	5,475	(11,568)	9,259
Cash and cash equivalents at beginning of period	48,456	60,024	50,765
Cash and cash equivalents at end of period	$53,931	$48,456	$60,024
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$12,716	$3,449	$21,632
Interest	$46,152	$28,453	$13,639
Non-cash information:
Change in other comprehensive income (loss)	$9,700	$(3,099)	$(1,223)
Change in deferred tax due to change in comprehensive income	$2,578	$(823)	$(659)
Transfer of loans to other real estate owned and repossessed assets	$72	$372	$342
Issuance of shares, warrants and options for acquisitions	$—	$—	$138,509
Acquisition of noncash assets and liabilities:
Assets acquired	$—	$1,096	$849,610
Liabilities assumed	$—	$687	$724,085

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity
(dollars in thousands, except share and per share data)

	For the Years Ended December 31, 2017, 2018, and 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2016	21,110,968	$21,111	$232,806	$(66,950)	$(2,409)	$196,569	$—	$381,127
Net income	—	—	—	—	—	23,016	—	23,016
Dividends paid or accrued, $0.86 per share	—	—	—	—	—	(14,818)	—	(14,818)
Other comprehensive loss, net of tax benefit of $659	—	—	—	—	(1,223)	—	—	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	(782)	782	—	—
Stock-based compensation	—	—	2,068	—	—	—	—	2,068
Form S-4 stock issuance costs	—	—	(233)	—	—	—	—	(233)
Retirement of treasury stock	(2,628)	(3)	(23)	26	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,140)	—	—	—	(1,140)
Net purchase of treasury stock for deferred compensation trusts	—	—	—	(115)	—	—	—	(115)
Stock warrants assumed in acquisitions	—	—	1,854	—	—	—	—	1,854
Noncontrolling interest assumed in acquisitions	—	—	—	—	—	—	(683)	(683)
Common stock issued:
Shares issued in acquisitions	3,098,754	3,099	133,556	—	—	—	—	136,655
Common stock issued through share-based awards and options exercises	152,955	153	1,458	—	—	—	—	1,611
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119

Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	63,792	—	63,792
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Goodwill measurement period adjustment effect on noncontrolling interest	—	—	2	—	—	—	(2)	—
Dividends paid or accrued, $0.94 per share	—	—	—	—	—	(19,209)	—	(19,209)
Other comprehensive loss, net of tax benefit of $823	—	—	—	—	(3,099)	—	—	(3,099)
Stock based compensation	—	—	2,750	—	—	—	—	2,750
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,639)	—	—	—	(1,639)
Net treasury stock activity for deferred compensation trusts	—	—	153	(151)	—	—	—	2
Purchase of treasury stock through publicly announced plans	—	—	—	(5,936)	—	—	—	(5,936)
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	184,990	184	1,382	—	—	—	—	1,566
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704

	For the Years Ended December 31, 2017, 2018, and 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	59,206	—	59,206
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Dividends paid or accrued, $1.02 per share	—	—	—	—	—	(20,783)	—	(20,783)
Other comprehensive income, net of tax expense of $2,578	—	—	—	—	9,700	—	—	9,700
Stock based compensation	—	—	3,725	—	—	—	—	3,725
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(625)	—	—	—	(625)
Net treasury stock activity for deferred compensation trusts	—	—	—	(172)	—	—	—	(172)
Purchase of treasury stock through publicly announced plans	—	—	—	(4,524)	—	—	—	(4,524)
Common stock issued:
Common stock issued through share-based awards and options exercises	107,407	108	898	—	—	—	—	1,006
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227

(1) Shares relating to the RBPI Merger (defined in Note 3, “Business Combinations,” below) recorded in April 2018.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, and two contingent cash payments, not to exceed $250 thousand each, will be payable in 2020 and 2021, subject to the attainment of certain targets during the related periods.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and BMBC, dated as of January 30, 2017 (the “Agreement”) was completed. Consideration paid totaled $138.7 million, comprised of 3,101,316 shares of BMBC's common stock, the assumption of 140,224 warrants to purchase BMBC's common stock valued at $1.9 million, $112 thousand for the cash-out of certain options and $7 thousand of cash in lieu of fractional shares. The RBPI Merger initially added $570.4 million of loans, $121.6 million of investments, $593.2 million of deposits, and twelve new branches. The acquisition of RBPI expands the Corporation further into Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Mercer and Camden Counties in New Jersey.

On May 24, 2017, the acquisition of Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, two contingent cash payments of $575 thousand were paid in 2018 and 2019, and one contingent cash payment, not to exceed $575 thousand, will be payable in 2020, subject to certain conditions. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

B. Basis of Presentation and Principles of Consolidation

The accounting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”).

The Consolidated Financial Statements include the accounts of BMBC and its consolidated subsidiaries. BMBC’s primary subsidiary is the Bank. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. In connection with the RBPI Merger, the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous years' consolidated financial statements to the current year's presentation.

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and noninterest-bearing amounts due from banks, and federal funds sold. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $24.6 million and $4.3 million at December 31, 2019 and December 31, 2018, respectively.

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

The Corporation follows ASC 370-10-65-1 “Recognition and Presentation of Other-Than-Temporary Impairments” that provides guidance related to accounting for recognition of other-than-temporary impairment for debt securities and expands disclosure requirements for other-than-temporarily impaired debt and equity securities. Companies are required to record other-than-temporary impairment charges through earnings if they have the intent to sell, or will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. In addition, companies are required to record other-than-temporary impairment charges through earnings for the amount of credit losses, regardless of the intent or requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s cash flows and its amortized cost basis. Non-credit-related write-downs to fair value must be recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent, or it is more likely than not that the Corporation would not be required, to sell an impaired security before a recovery of its amortized cost basis. The Corporation did not have any other-than-temporary impairments for 2019, 2018 or 2017.

Investments for which management has the intent and ability to hold until maturity are classified as held to maturity and are carried at their amortized cost on the balance sheet. No adjustment for market value fluctuations are recorded related to the held to maturity portfolio.

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

Management’s determination of the adequacy of the Allowance is based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involves the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical net charge-off rates by portfolio segment are considered. In connection with these quantitative factors, management establishes what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2019, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management develops an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. As of December 31, 2019, management utilized a two-year LEP for its commercial loan segments, and a one-year LEP for its consumer loan segments, based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. In addition, various qualitative factors are considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration is given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

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

K. Other Investments and Equity Stocks Without a Readily Determinable Fair Value

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank (“FRB”) and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2019, the carrying value of the Corporation’s FHLB stock was $23.7 million. In addition, the Corporation is required to hold FRB stock based on the Corporation’s capital. As of December 31, 2019, the carrying value of the Corporation’s FRB stock was $12.0 million. Ownership of FHLB and FRB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 11, “Short-Term Borrowings and Long-Term FHLB Advances,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

L. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and predetermined rent are recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected lease term or the estimated useful lives, whichever is shorter.

M. Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. Management determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”) and operating lease liabilities in our Consolidated Balance Sheets.

ROU assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of unpaid lease payments, including extension options that the Corporation is reasonably certain will be exercised. As the majority of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the lease commencement date to determine the present value of unpaid lease payments. ROU assets represent our right to use underlying assets and are recorded as operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of ROU assets.

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

N. Pension and Postretirement Benefit Plan

As of December 31, 2019, the Corporation had two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 16, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

O. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of noninterest income.

P. Derivative Financial Instruments

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

Q. Accounting for Stock-Based Compensation

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

R. Earnings per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per common share takes into account the potential dilution that would occur if in-the-money stock options were exercised and converted into shares of common stock and restricted stock awards and performance-based stock awards were vested. Proceeds assumed to have been received on options exercises are assumed to be used to purchase shares of BMBC’s common stock at the average market price during the period, as required by the treasury stock method of accounting. The effects of stock options are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

S. Income Taxes

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

T. Revenue Recognition

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

U. Mortgage Servicing

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

V. Goodwill and Intangible Assets

The Corporation accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible assets impairment testing annually, as of October 31, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2019, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment, and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment for goodwill testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

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

Note 2 - Recent Accounting Pronouncements

The following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") are divided into pronouncements which have been adopted by the Corporation during the year ended December 31, 2019, and those which are not yet effective as of December 31, 2019 and have been evaluated or are currently being evaluated by management.

Adopted Pronouncements in 2019:

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

FASB ASU 2018-15 (Topic 350), "Intangibles - Goodwill and Other - Internal-Use Software"

Issued in August 2018, ASU 2018-15 provides clarity on capitalizing and expensing implementation costs for cloud computing arrangements in a service contract. If an implementation cost is capitalized, the cost should be recognized over the noncancellable term and periodically assessed for impairment. The guidance is effective in annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. Adoption should be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Corporation early adopted ASU 2018-15 in the third quarter of 2019 and the adoption did not have a material impact on our Consolidated Financial Statements and related disclosures as the Corporation has historically evaluated implementation costs for capitalization of cloud computing arrangements using the framework applicable to costs incurred to develop or obtain internal-use software as required by ASU 2018-15.

Pronouncements Not Effective as of December 31, 2019:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses (the “Provision”) and Allowance for Loan and Lease Losses (the “Allowance”) line items and establishes the Provision for Credit Losses ("PCL") and Allowance for Credit Losses ("ACL") line items.

Under the legacy “Incurred Loss” notion, management presents an Allowance intended to represent “probable and estimable” incurred but not yet realized credit losses on assets in scope. When management deems collection of contractual cashflows for an instrument unlikely, a specific reserve is calculated under ASC 310-10. Management further calculates a general reserve for performing assets under ASC 450-20, using historical loss experience and adjustments for several qualitative factors, including current economic conditions. The “Incurred Loss” standard does not allow for projections beyond the likely ‘emergence period’ of losses, or for forward-looking economic conditions; for example, loss contingencies in 2022 are not currently presented, nor is the presentation adjusted for the likelihood of future economic condition change.

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

CECL became effective for the Corporation on January 1, 2020 and will change the way we estimate credit losses for loans and leases, including off-balance sheet (“OBS”) credit exposures, for reporting periods beginning on or after January 1, 2020.

The Corporation has engaged with a leading vendor to assist in computing and establishing the ACL to operationalize the practice for establishing the ACL. Management’s methodology for estimating the ACL under CECL includes the use of relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. Ongoing evaluations have been performed by discounting instrument-level cashflows adjusted for timing (e.g. prepayments and curtailments) and credit (default and loss) expectations. For portfolio segments that do not provide adequate loss history (with or without peer information), management expects to use a weighted average remaining maturity methodology, which contemplates loss expectations on a pool basis, relying on historic loss rates.

Management is validating the Corporation's CECL model and methodologies, however we expect an initial increase to the ACL, including reserves for unfunded commitments, not to exceed 130% of the December 31, 2019 Allowance, or an incremental increase to the December 31, 2019 Allowance of approximately $6.8 million. When finalized, this one-time increase as a result of the adoption of CECL will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.

Financial statement users should be aware that the ACL is, by design, inherently sensitive to changes in economic outlook, loan and lease portfolio composition, portfolio duration, and other factors. Ongoing impacts of the CECL methodology are dependent on the following factors, among others, which could lead to a material impact to the ACL and PCL - in either direction - in future reporting periods:

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

Management cautions that this list is not exhaustive. Further, the impact of accounting treatment changes for establishing the ACL for purchased assets under future acquisitions may lead to a material impact to the ACL and PCL in future reporting periods.

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

Specific reserve impact to instruments meeting the legacy “impairment” criteria are not anticipated to materially change.

FASB ASU 2017-04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 became effective for the Corporation on January 1, 2020. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2018-13, "Fair Value Measurement Disclosure Framework"

Issued in August 2018, ASU 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. ASU 2018-13 became effective for the Corporation on January 1, 2020. Adoption is required on both a prospective and retrospective basis depending on the amendment. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

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

FASB ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”

Issued in April 2019, ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12, and 2016-01, respectively). The amendments to estimating expected credit losses (ASU 2016-13), in particular, how a company considers recoveries and extension options when estimating expected credit losses, are the most relevant to the Corporation. The ASU clarifies that (1) the estimate of expected credit losses should include expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) that contractual extension or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Management has incorporated recoveries and extension options when estimating expected credit losses under the CECL methodology further described above.

FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”

Issued in December 2019, ASU 2019-12 adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

Note 3 - Business Combinations

Domenick & Associates (“Domenick”)

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, and two contingent cash payments, not to exceed $250 thousand each, will be payable in 2020 and 2021, subject to the attainment of certain targets during the related periods.

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

Royal Bancshares of Pennsylvania, Inc.

On December 15, 2017, the previously announced merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC (the “Effective Date”), and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), pursuant to the Agreement and Plan of Merger, by and between RBPI and BMBC, dated as of January 30, 2017 (the “Agreement”) was completed. In accordance with the Agreement, the aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of BMBC's common stock. Shareholders of RBPI received 0.1025 shares of BMBC's common stock for each share of RBPI Class A common stock and 0.1179 shares of BMBC's common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. Holders of in-the-money options to purchase RBPI Class A common stock received cash totaling $112 thousand. In addition, 1,368,040 warrants to purchase Class A common stock of RBPI, valued at $1.9 million were converted to 140,224 warrants to purchase BMBC's common stock. In accordance with the acquisition method of accounting, assets acquired and liabilities assumed were preliminarily adjusted to their fair values as of the Effective Date. The excess of consideration paid above the fair value of net assets acquired was recorded as goodwill. This goodwill is not amortizable nor is it deductible for income tax purposes.

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

Harry R. Hirshorn & Company, Inc., d/b/a Hirshorn Boothby (“Hirshorn”)

The acquisition of Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia, was completed on May 24, 2017. Immediately after the acquisition, Hirshorn was merged into the Bank’s existing insurance subsidiary, BMT Insurance Advisors, Inc., formerly known as Powers Craft Parker and Beard, Inc. The consideration paid by the Bank was $7.5 million, of which $5.8 million was paid at closing, two contingent cash payments of $575 thousand were paid in 2018 and 2019, and one contingent cash payment, not to exceed $575 thousand, will be payable in 2020, subject to certain conditions. The acquisition enhanced the Bank’s ability to offer comprehensive insurance solutions to both individual and business clients and continues the strategy of selectively establishing specialty offices in targeted areas.

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

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the year ended December 31, 2017 present the pro forma results of operations of the combined institution (RBPI and the Corporation) as if the RBPI Merger occurred on January 1, 2017. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization, and include the impacts of measurement period adjustments made in accordance with ASC 805-10. No cost savings or additional merger expenses have been included in the pro forma results of operations. Due to the immaterial contribution to net income of the Domenick and Hirshorn acquisitions, the pro forma effects of these acquisitions are excluded.

Year Ended December 31,
(dollars in thousands, except share and per share data)	2017
Total interest income	$171,155
Total interest expense	20,065
Net interest income	151,090
Provision for loan and lease losses	3,454
Net interest income after provision for loan and lease losses	147,636
Total noninterest income	61,423
Total noninterest expenses(1)	140,756
Income before income taxes	68,303
Income tax expense	40,841
Net income	$27,462
Per share data(2):
Weighted-average basic shares outstanding	20,248,879
Dilutive shares	257,591
Adjusted weighted-average diluted shares	20,506,470
Basic earnings per common share	$1.36
Diluted earnings per common share	$1.34

(1) Total noninterest expense includes RBPI Net Income Attributable to Noncontrolling Interest and Preferred Stock Series A Accumulated Dividend and Accretion for pro-forma presentation.

(2) Assumes that the shares of RBPI common stock outstanding as of December 31, 2018 were outstanding for the full twelve month period ended December 31, 2017.

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

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Advertising	$—	$61	$180
Employee Benefits	—	271	21
Occupancy and bank premises	—	2,145	—
Furniture, fixtures, and equipment	—	365	109
Data processing	—	421	837
Professional fees	—	1,450	3,160
Salaries and wages	—	852	1,285
Other	—	2,196	512
Total due diligence, merger-related and merger integration expenses	$—	$7,761	$6,104

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,066	$35	$—	$500,101
Obligations of the U.S. government and agencies	102,179	193	(352)	102,020
Obligations of state and political subdivisions	5,366	13	—	5,379
Mortgage-backed securities	360,977	5,182	(157)	366,002
Collateralized mortgage obligations	31,796	195	(159)	31,832
Other investment securities	650	—	—	650
Total	$1,001,034	$5,618	$(668)	$1,005,984

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$200,026	$—	$(13)	$200,013
Obligations of the U.S. government and agencies	198,604	107	(2,856)	195,855
Obligations of state and political subdivisions	11,372	3	(43)	11,332
Mortgage-backed securities	294,076	554	(4,740)	289,890
Collateralized mortgage obligations	40,150	141	(1,039)	39,252
Other investment securities	1,100	—	—	1,100
Total	$745,328	$805	$(8,691)	$737,442

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2019 and December 31, 2018 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$48,497	$(315)	$7,966	$(37)	$56,463	$(352)
Mortgage-backed securities	33,783	(119)	5,977	(38)	39,760	(157)
Collateralized mortgage obligations	6,978	(67)	10,861	(92)	17,839	(159)
Total	$89,258	$(501)	$24,804	$(167)	$114,062	$(668)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$199,912	$(13)	$—	$—	$199,912	$(13)
Obligations of the U.S. government and agencies	12,916	(62)	140,506	(2,794)	153,422	(2,856)
Obligations of state and political subdivisions	—	—	3,989	(43)	3,989	(43)
Mortgage-backed securities	43,276	(352)	195,697	(4,388)	238,973	(4,740)
Collateralized mortgage obligations	540	(1)	27,077	(1,038)	27,617	(1,039)
Total	$256,644	$(428)	$367,269	$(8,263)	$623,913	$(8,691)

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

As of December 31, 2019 and 2018, securities having a fair value of $156.4 million and $123.5 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings, collateral requirements in derivative contracts, and other purposes. The FHLB has a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of December 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$504,851	$504,890	$209,129	$209,099
Due after one year through five years	38,710	38,623	180,657	177,972
Due after five years through ten years	53,598	53,457	7,258	7,268
Due after ten years	11,102	11,180	14,058	13,961
Subtotal	608,261	608,150	411,102	408,300
Mortgage-related securities(1)	392,773	397,834	334,226	329,142
Total	$1,001,034	$1,005,984	$745,328	$737,442

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

The Corporation did not have any sales of available for sale investment securities for the year ended December 31, 2019. Proceeds from the sale of available for sale investment securities totaled $7 thousand and $130.9 million for the years ended December 31, 2018 and 2017, respectively. Net gain on sale of available for sale investment securities totaled $7 thousand and $101 thousand for the years ended December 31, 2018, and 2017, respectively.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2019 and December 31, 2018 are as follows:

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,577	$104	$(20)	$12,661

As of December 31, 2018

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$8,684	$—	$(246)	$8,438

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2019 and December 31, 2018 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,159	$(20)	$—	$—	$3,159	$(20)

As of December 31, 2018

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,315	$(4)	$7,123	$(242)	$8,438	$(246)

The amortized cost and fair value of held to maturity investment securities as of December 31, 2019 and December 31, 2018, by contractual maturity, are shown below:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$12,577	$12,661	$8,684	$8,438

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

As of December 31, 2019 and December 31, 2018, the Corporation’s investment securities held in trading accounts totaled $8.6 million and $7.5 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and a rabbi trust account established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

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

A. The table below details portfolio loans and leases as of the dates indicated:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$4,249	$—	$4,249	$1,749	$—	$1,749
Real estate loans:
Commercial mortgage	$1,674,768	$238,662	$1,913,430	$1,327,822	$329,614	$1,657,436
Home equity lines and loans	174,804	19,836	194,640	181,506	25,845	207,351
Residential mortgage	424,254	65,649	489,903	411,022	83,333	494,355
Construction	159,867	—	159,867	174,592	6,486	181,078
Total real estate loans	2,433,693	324,147	2,757,840	2,094,942	445,278	2,540,220
Commercial and industrial	675,345	33,912	709,257	624,643	70,941	695,584
Consumer	54,811	2,327	57,138	44,099	2,715	46,814
Leases	156,967	8,111	165,078	121,567	22,969	144,536
Total portfolio loans and leases	3,320,816	368,497	3,689,313	2,885,251	541,903	3,427,154
Total loans and leases	$3,325,065	$368,497	$3,693,562	$2,887,000	$541,903	$3,428,903
Loans with fixed rates	$1,251,762	$216,269	$1,468,031	$1,204,070	$323,604	$1,527,674
Loans with adjustable or floating rates	2,073,303	152,228	2,225,531	1,682,930	218,299	1,901,229
Total loans and leases	$3,325,065	$368,497	$3,693,562	$2,887,000	$541,903	$3,428,903

Net deferred loan origination (costs) fees included in the above loan table	$(193)	$—	$(193)	$2,226	$—	$2,226

B. Components of the net investment in leases are detailed as follows:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$174,385	$8,753	$183,138	$135,313	$25,372	$160,685
Unearned lease income	(23,641)	(813)	(24,454)	(19,388)	(3,005)	(22,393)
Initial direct costs and deferred fees	6,223	171	6,394	5,642	602	6,244
Total Leases	$156,967	$8,111	$165,078	$121,567	$22,969	$144,536

C. Non-Performing Loans and Leases

	December 31, 2019			December 31, 2018
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial mortgage	$380	$3,890	$4,270	$435	$2,133	$2,568
Home equity lines and loans	779	—	779	3,590	26	3,616
Residential mortgage	190	128	318	2,813	639	3,452
Commercial and industrial	3,521	816	4,337	1,786	315	2,101
Consumer	19	42	61	45	63	108
Leases	747	136	883	392	583	975
Total non-performing loans and leases	$5,636	$5,012	$10,648	$9,061	$3,759	$12,820

D. Purchased Credit-Impaired Loans

The outstanding principal balance and related carrying amount of purchased credit-impaired loans, for which the Corporation applies ASC 310-30, Accounting for Purchased Loans with Deteriorated Credit Quality, to account for the interest earned, as of the dates indicated, are as follows:

(dollars in thousands)	December 31, 2019	December 31, 2018
Outstanding principal balance	$9,798	$17,904
Carrying amount	$7,897	$12,304

The following table presents changes in the accretable discount on purchased credit-impaired loans, for which the Corporation applies ASC 310-30, for the year ended December 31, 2019:

(dollars in thousands)	Accretable Discount
Balance, December 31, 2018	$2,697
Accretion	(1,640)
Reclassifications from nonaccretable difference	1,471
Additions/adjustments	—
Disposals	(526)
Balance, December 31, 2019	$2,002

E. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$2,441	$—	$—	$2,441	$1,906,719	$1,909,160	$4,270	$1,913,430
Home equity lines and loans	182	365	—	547	193,314	193,861	779	194,640
Residential mortgage	1,646	221	—	1,867	487,718	489,585	318	489,903
Construction	—	—	—	—	159,867	159,867	—	159,867
Commercial and industrial	486	167	—	653	704,267	704,920	4,337	709,257
Consumer	98	140	—	238	56,839	57,077	61	57,138
Leases	857	594	—	1,451	162,744	164,195	883	165,078
Total portfolio loans and leases	$5,710	$1,487	$—	$7,197	$3,671,468	$3,678,665	$10,648	$3,689,313

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$821	$251	$—	$1,072	$1,653,796	$1,654,868	$2,568	$1,657,436
Home equity lines and loans	92	—	—	92	203,643	203,735	3,616	207,351
Residential mortgage	2,330	218	—	2,548	488,355	490,903	3,452	494,355
Construction	—	—	—	—	181,078	181,078	—	181,078
Commercial and industrial	280	332	—	612	692,871	693,483	2,101	695,584
Consumer	35	5	—	40	46,666	46,706	108	46,814
Leases	641	460	—	1,101	142,460	143,561	975	144,536
Total portfolio loans and leases	$4,199	$1,266	$—	$5,465	$3,408,869	$3,414,334	$12,820	$3,427,154

(1) Included as “current” are $3.2 million of loans and leases as of December 31, 2018, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$2,441	$—	$—	$2,441	$1,671,947	$1,674,388	$380	$1,674,768
Home equity lines and loans	82	365	—	447	173,578	174,025	779	174,804
Residential mortgage	924	102	—	1,026	423,038	424,064	190	424,254
Construction	—	—	—	—	159,867	159,867	—	159,867
Commercial and industrial	460	—	—	460	671,364	671,824	3,521	675,345
Consumer	18	88	—	106	54,686	54,792	19	54,811
Leases	781	566	—	1,347	154,873	156,220	747	156,967
Total originated portfolio loans and leases	$4,706	$1,121	$—	$5,827	$3,309,353	$3,315,180	$5,636	$3,320,816

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$816	$251	$—	$1,067	$1,326,320	$1,327,387	$435	$1,327,822
Home equity lines and loans	25	—	—	25	177,891	177,916	3,590	181,506
Residential mortgage	1,545	—	—	1,545	406,664	408,209	2,813	411,022
Construction	—	—	—	—	174,592	174,592	—	174,592
Commercial and industrial	280	332	—	612	622,245	622,857	1,786	624,643
Consumer	35	5	—	40	44,014	44,054	45	44,099
Leases	350	233	—	583	120,592	121,175	392	121,567
Total originated portfolio loans and leases	$3,051	$821	$—	$3,872	$2,872,318	$2,876,190	$9,061	$2,885,251

(1) Included as “current” are $2.0 million of loans and leases as of December 31, 2018, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$—	$—	$—	$—	$234,772	$234,772	$3,890	$238,662
Home equity lines and loans	100	—	—	100	19,736	19,836	—	19,836
Residential mortgage	722	119	—	841	64,680	65,521	128	65,649
Construction	—	—	—	—	—	—	—	—
Commercial and industrial	26	167	—	193	32,903	33,096	816	33,912
Consumer	80	52	—	132	2,153	2,285	42	2,327
Leases	76	28	—	104	7,871	7,975	136	8,111
Total acquired portfolio loans and leases	$1,004	$366	$—	$1,370	$362,115	$363,485	$5,012	$368,497

	Accruing Loans and Leases
As of December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current(1)	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
Commercial mortgage	$5	$—	$—	$5	$327,476	$327,481	$2,133	$329,614
Home equity lines and loans	67	—	—	67	25,752	25,819	26	25,845
Residential mortgage	785	218	—	1,003	81,691	82,694	639	83,333
Construction	—	—	—	—	6,486	6,486	—	6,486
Commercial and industrial	—	—	—	—	70,626	70,626	315	70,941
Consumer	—	—	—	—	2,652	2,652	63	2,715
Leases	291	227	—	518	21,868	22,386	583	22,969
Total acquired portfolio loans and leases	$1,148	$445	$—	$1,593	$536,551	$538,144	$3,759	$541,903

(1) Included as “current” are $1.2 million of loans and leases as of December 31, 2018, respectively, which are classified as Administratively Delinquent. An Administratively Delinquent loan is one which has been approved for a renewal or extension but has not had all the required documents fully executed as of the reporting date. The Corporation does not consider these loans to be delinquent.

F. Allowance for Loan and Lease Losses (the “Allowance”)

The following tables detail the roll-forward of the Allowance for the year ended December 31, 2019 and December 31, 2018:

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426
Charge-offs	(2,332)	(348)	(770)	—	(781)	(720)	(2,565)	(7,516)
Recoveries	1,087	110	14	4	153	103	714	2,185
Provision for loan and lease losses	4,112	125	481	(492)	1,196	741	2,344	8,507
Balance, December 31, 2019	$10,434	$890	$1,538	$997	$6,029	$353	$2,361	$22,602

(dollars in thousands)	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
Balance, December 31, 2017	$7,550	$1,086	$1,926	$937	$5,038	$246	$742	$17,525
Charge-offs	(331)	(333)	(354)	—	(1,374)	(311)	(3,132)	(5,835)
Recoveries	16	2	56	2	24	10	433	543
Provision for loan and lease losses	332	248	185	546	1,773	284	3,825	7,193
Balance, December 31, 2018	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

The following tables detail the allocation of the Allowance for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$165	$231	$—	$—	$22	$64	$482
Collectively evaluated for impairment	10,434	725	1,307	997	6,029	331	2,297	22,120
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$10,434	$890	$1,538	$997	$6,029	$353	$2,361	$22,602

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$272	$—	$—	$28	$—	$462
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$7,567	$1,003	$1,813	$1,485	$5,461	$229	$1,868	$19,426

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for all portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,454	$2,328	$3,040	$—	$4,722	$85	$1,090	$15,719
Collectively evaluated for impairment	1,901,602	191,790	486,862	159,867	704,535	57,053	163,988	3,665,697
Purchased credit-impaired(1)	7,374	522	1	—	—	—	—	7,897
Total	$1,913,430	$194,640	$489,903	$159,867	$709,257	$57,138	$165,078	$3,689,313

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$7,008	$4,998	$6,608	$—	$2,629	$134	$—	$21,377
Collectively evaluated for impairment	1,642,117	201,841	487,747	178,673	691,879	46,680	144,536	3,393,473
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$1,657,436	$207,351	$494,355	$181,078	$695,584	$46,814	$144,536	$3,427,154

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the allocation of the Allowance for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$165	$160	$—	$—	$22	$59	$406
Collectively evaluated for impairment	10,434	725	1,307	997	6,029	331	2,297	22,120
Total	$10,434	$890	$1,467	$997	$6,029	$353	$2,356	$22,526

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$162	$175	$—	$—	$28	$—	$365
Collectively evaluated for impairment	7,567	841	1,541	1,485	5,461	201	1,868	18,964
Total	$7,567	$1,003	$1,716	$1,485	$5,461	$229	$1,868	$19,329

The following tables detail the carrying value for originated portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$564	$2,328	$2,354	$—	$3,906	$43	$884	$10,079
Collectively evaluated for impairment	1,674,204	172,476	421,900	159,867	671,439	54,768	156,083	3,310,737
Total	$1,674,768	$174,804	$424,254	$159,867	$675,345	$54,811	$156,967	$3,320,816

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$4,874	$4,972	$5,106	$—	$2,314	$71	$—	$17,337
Collectively evaluated for impairment	1,322,948	176,534	405,916	174,592	622,329	44,028	121,567	2,867,914
Total	$1,327,822	$181,506	$411,022	$174,592	$624,643	$44,099	$121,567	$2,885,251

The following tables detail the allocation of the Allowance for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$71	$—	$—	$—	$5	$76
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$71	$—	$—	$—	$5	$76

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Allowance on loans and leases:
Individually evaluated for impairment	$—	$—	$97	$—	$—	$—	$—	$97
Collectively evaluated for impairment	—	—	—	—	—	—	—	—
Purchased credit-impaired(1)	—	—	—	—	—	—	—	—
Total	$—	$—	$97	$—	$—	$—	$—	$97

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

The following tables detail the carrying value for acquired portfolio loans and leases by portfolio segment based on the methodology used to evaluate the loans and leases for impairment as of December 31, 2019 and December 31, 2018:

As of December 31, 2019	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$3,890	$—	$686	$—	$816	$42	$206	$5,640
Collectively evaluated for impairment	227,398	19,314	64,962	—	33,096	2,285	7,905	354,960
Purchased credit-impaired(1)	7,374	522	1	—	—	—	—	7,897
Total	$238,662	$19,836	$65,649	$—	$33,912	$2,327	$8,111	$368,497

(1) Purchased credit-impaired loans are evaluated for impairment on an individual basis.

As of December 31, 2018	Commercial Mortgage	Home Equity Lines and Loans	Residential Mortgage	Construction	Commercial and Industrial	Consumer	Leases	Total
(dollars in thousands)
Carrying value of loans and leases:
Individually evaluated for impairment	$2,134	$26	$1,502	$—	$315	$63	$—	$4,040
Collectively evaluated for impairment	319,169	25,307	81,831	4,081	69,550	2,652	22,969	525,559
Purchased credit-impaired(1)	8,311	512	—	2,405	1,076	—	—	12,304
Total	$329,614	$25,845	$83,333	$6,486	$70,941	$2,715	$22,969	$541,903

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

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,857,765	$15,069	$40,596	$—	$1,913,430
Home equity loans and lines	193,861	—	779	—	194,640
Residential	489,431	—	472	—	489,903
Construction	154,071	—	5,796	—	159,867
Commercial and industrial	690,663	4,853	13,741	—	709,257
Consumer	52,505	—	4,633	—	57,138
Leases	164,195	—	883	—	165,078
Total	$3,602,491	$19,922	$66,900	$—	$3,689,313

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,635,068	$631	$20,639	$1,098	$1,657,436
Home equity loans and lines	203,037	—	4,314	—	207,351
Residential	490,789	—	3,566	—	494,355
Construction	171,353	938	8,787	—	181,078
Commercial and industrial	684,444	2,737	8,402	1	695,584
Consumer	46,588	—	226	—	46,814
Leases	143,561	—	975	—	144,536
Total	$3,374,840	$4,306	$46,909	$1,099	$3,427,154

The following tables detail the carrying value of originated portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,636,961	$10,142	$27,665	$—	$1,674,768
Home equity loans and lines	174,025	—	779	—	174,804
Residential	423,910	—	344	—	424,254
Construction	154,071	—	5,796	—	159,867
Commercial and industrial	657,740	4,853	12,752	—	675,345
Consumer	50,220	—	4,591	—	54,811
Leases	156,219	—	748	—	156,967
Total	$3,253,146	$14,995	$52,675	$—	$3,320,816

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$1,321,973	$631	$5,218	$—	$1,327,822
Home equity loans and lines	177,916	—	3,590	—	181,506
Residential	408,095	—	2,927	—	411,022
Construction	167,272	938	6,382	—	174,592
Commercial and industrial	615,817	2,511	6,314	1	624,643
Consumer	43,936	—	163	—	44,099
Leases	121,175	—	392	—	121,567
Total	$2,856,184	$4,080	$24,986	$1	$2,885,251

The following tables detail the carrying value of acquired portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the Allowance as of December 31, 2019 and December 31, 2018:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$220,804	$4,927	$12,931	$—	$238,662
Home equity loans and lines	19,836	—	—	—	19,836
Residential	65,521	—	128	—	65,649
Construction	—	—	—	—	—
Commercial and industrial	32,923	—	989	—	33,912
Consumer	2,285	—	42	—	2,327
Leases	7,976	—	135	—	8,111
Total	$349,345	$4,927	$14,225	$—	$368,497

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2018
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial mortgage	$313,095	$—	$15,421	$1,098	$329,614
Home equity loans and lines	25,121	—	724	—	25,845
Residential	82,694	—	639	—	83,333
Construction	4,081	—	2,405	—	6,486
Commercial and industrial	68,627	226	2,088	—	70,941
Consumer	2,652	—	63	—	2,715
Leases	22,386	—	583	—	22,969
Total	$518,656	$226	$21,923	$1,098	$541,903

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

The following table presents the balance of TDRs as of the indicated dates:

(dollars in thousands)	December 31, 2019	December 31, 2018
TDRs included in nonperforming loans and leases	$3,018	$1,217
TDRs in compliance with modified terms	5,071	9,745
Total TDRs	$8,089	$10,962

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2019:

	For the Year Ended December 31, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$184	$184
Home equity lines and loans	3	226	226
Commercial and industrial	4	2,649	2,649
Leases	4	200	200
Total	12	$3,259	$3,259

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2019:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial mortgage	1	—	—	—	—
Home equity lines and loans	—	3	—	—	—
Commercial and industrial	2	—	2	—	—
Leases	—	—	—	4	—
Total	3	3	2	4	—

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2018:

	For the Year Ended December 31, 2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgage	1	$4,439	$4,439
Home equity lines and loans	3	961	961
Residential	6	620	640
Commercial and industrial	2	156	156
Consumer	1	20	20
Leases	4	173	173
Total	17	6,369	6,389

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2018:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial mortgage	1	—	—	—	—
Home equity lines and loans	—	3	—	—	—
Residential	2	1	—	—	3
Commercial and industrial	1	1	—	—	—
Consumer	—	—	—	—	1
Leases	—	—	—	4	—
Total	4	5	—	4	4

During the year ended December 31, 2019, two commercial and industrial loans with principal balances totaling $300 thousand, which had been previously modified to troubled debt restructuring, defaulted and were charged off.

H. Impaired Loans

The following tables detail the recorded investment and principal balance of impaired loans by portfolio segment, their related Allowance and interest income recognized for the year ended December 31, 2019, 2018 and 2017 (purchased credit-impaired loans are not included in the tables):

As of or for the Year Ended December 31, 2019	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$1,307	$1,307	$165	$1,311	$44	$—
Residential mortgage	1,845	1,845	231	1,863	87	—
Consumer	43	43	22	44	2	—
Total	$3,195	$3,195	$418	$3,218	$133	$—
Impaired loans without related allowance(1):
Commercial mortgage	$4,454	$5,591	$—	$5,826	$98	$—
Home equity lines and loans	1,020	1,021	—	1,034	29	—
Residential mortgage	1,196	1,196	—	1,218	61	—
Commercial and industrial	4,722	4,996	—	4,835	119	—
Consumer	42	57	—	45	—	—
Total	$11,434	$12,861	$—	$12,958	$307	$—
Grand total	$14,629	$16,056	$418	$16,176	$440	$—

(1) The table above does not include the recorded investment of $1.1 million of impaired leases with a $64 thousand related allowance for loan and lease losses.

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
Impaired loans without related allowance(1):
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

As of or for the Year Ended December 31, 2017	Recorded Investment(2)	Principal Balance	Related Allowance	Average Principal Balance	Interest Income Recognized	Cash-Basis Interest Income Recognized
(dollars in thousands)
Impaired loans with related allowance:
Home equity lines and loans	$577	$577	$19	$232	$7	$—
Residential mortgage	$2,436	$2,436	$230	$2,467	$127	$—
Commercial and industrial	18	18	5	19	1	—
Consumer	27	27	4	28	1	—
Total	$3,058	$3,058	$258	$2,746	$136	$—
Impaired loans without related allowance(1):
Commercial mortgage	$2,128	$2,218	$—	$2,205	$85	$—
Home equity lines and loans	1,585	1,645	—	1,636	38	—
Residential mortgage	5,290	5,529	—	4,994	191	—
Commercial and industrial	1,879	3,613		2,079	35	—
Total	$10,882	$13,005	$—	$10,914	$349	$—
Grand total	$13,940	$16,063	$258	$13,660	$485	$—

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

The following tables detail, for acquired loans, the outstanding principal, remaining loan mark, and recorded investment, by portfolio segment, as of the dates indicated:

	As of December 31, 2019
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$244,364	$(5,702)	$238,662
Home equity lines and loans	21,739	(1,903)	19,836
Residential mortgage	67,831	(2,182)	65,649
Commercial and industrial	34,780	(868)	33,912
Consumer	2,416	(89)	2,327
Leases	8,272	(161)	8,111
Total	$379,402	$(10,905)	$368,497

	As of December 31, 2018
(dollars in thousands)	Outstanding Principal	Remaining Loan Mark	Recorded Investment
Commercial mortgage	$339,241	$(9,627)	$329,614
Home equity lines and loans	28,212	(2,367)	25,845
Residential mortgage	86,111	(2,778)	83,333
Construction	6,780	(294)	6,486
Commercial and industrial	72,948	(2,007)	70,941
Consumer	2,828	(113)	2,715
Leases	23,695	(726)	22,969
Total	$559,815	$(17,912)	$541,903

Note 6 - Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2019	2018
Land	$11,219	$11,219
Buildings	45,321	40,947
Furniture and equipment	48,311	44,862
Leasehold improvements	26,951	25,186
Construction in progress	1,389	4,400
Less: accumulated depreciation	(68,226)	(60,966)
Total	$64,965	$65,648

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2019, 2018, and 2017 amounted to $7.8 million, $6.6 million, and $5.7 million, respectively.

Note 7 - Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Balance, January 1	$5,047	$5,861	$5,582
Additions	—	16	1,025
Amortization	(576)	(803)	(791)
(Impairment) / Recovery	(21)	(27)	45
Balance, December 31	$4,450	$5,047	$5,861
Fair value	$4,838	$6,277	$6,397
Residential mortgage loans serviced for others	$502,832	$578,788	$650,703

The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Balance, January 1	$(1,787)	$(1,760)	$(1,805)
Impairment	(70)	(103)	(52)
Recovery	49	76	97
Balance, December 31	$(1,808)	$(1,787)	$(1,760)

As of December 31, 2019 and 2018, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

	December 31,
(dollars in thousands)	2019	2018
Fair value amount of MSRs	$4,838	$6,277
Weighted average life (in years)	6.0	6.7
Prepayment speeds (constant prepayment rate)(1)	10.5%	9.1%
Impact on fair value:
10% adverse change	$(149)	$(124)
20% adverse change	$(297)	$(257)
Discount rate	9.55%	9.55%
Impact on fair value:
10% adverse change	$(166)	$(234)
20% adverse change	$(321)	$(451)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2019 and 2018, the fair value of the MSRs was $4.8 million and $6.3 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 8 - Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the years ended December 31, 2019 and 2018:

(dollars in thousands)	Balance December 31, 2018	Additions	Adjustments	Amortization	Balance December 31, 2019	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	$184,012	$—	$—	$—	$184,012
Core deposit intangible	5,906	—	—	(1,308)	4,598	10 years
Customer relationships	13,607	18	—	(1,805)	11,820	10 to 20 years
Non-compete agreements	1,101	—	—	(190)	911	5 to 10 years
Trade names	2,149	—	—	(498)	1,651	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	541	—	(541)	—	—
Total Intangible Assets	$23,455	$18	$(541)	$(3,801)	$19,131
Grand Total	$207,467	$18	$(541)	$(3,801)	$203,143

(dollars in thousands)	Balance December 31, 2017	Additions	Adjustments	Amortization	Balance December 31, 2018	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	153,545	—	3,446	—	156,991	Indefinite
Goodwill – Insurance	5,932	677	—	—	6,609	Indefinite
Total Goodwill	$179,889	$677	$3,446	$—	$184,012
Core deposit intangible	7,380	—	—	(1,474)	5,906	10 years
Customer relationships	14,173	1,145	—	(1,711)	13,607	10 to 20 years
Non-compete agreements	1,319	—	—	(218)	1,101	5 to 10 years
Trade names	2,322	—	—	(173)	2,149	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	621	—	—	(80)	541	1 to 16 years
Total Intangible Assets	$25,966	$1,145	$—	$(3,656)	$23,455
Grand total	$205,855	$1,822	$3,446	$(3,656)	$207,467

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2019 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the two months ended December 31, 2019, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Amortization expense on finite-lived intangible assets was $3.8 million, $3.7 million, and $2.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of October 1, 2018, due to changes in branding strategies, the estimate of the remaining useful lives of certain trade name intangible assets were changed from indefinite to five years. The effect of this change in estimate increased amortization of intangible asset expense by $433 thousand and $108 thousand for the years ended December 31 2019 and 2018.

The estimated aggregate amortization expense related to finite-lived intangible assets for each of the five succeeding fiscal years ending December 31 is:

(dollars in thousands)	Fiscal Year Amount
Fiscal year ending
2020	$3,578
2021	3,367
2022	3,027
2023	2,646
Thereafter	6,361

Note 9 - Other Real Estate Owned

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2019	2018
Balance January 1	$417	$304
Additions	87	372
Impairments	—	(89)
Sales	(504)	(170)
Balance December 31	$—	$417

As of December 31, 2019, the Corporation did not have any OREO. As of December 31, 2018, the balance of OREO was comprised of one residential property and two manufactured homes, which resulted from loan foreclosures.

Note 10 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2019	2018
Interest-bearing demand	$944,915	$664,749
Money market	1,106,478	862,644
Savings	220,450	247,081
Retail time deposits	405,123	542,702
Wholesale non-maturity deposits	177,865	55,031
Wholesale time deposits	89,241	325,261
Total interest-bearing deposits	$2,944,072	$2,697,468
Noninterest-bearing deposits	898,173	901,619
Total deposits	$3,842,245	$3,599,087

The aggregate amount of deposit and mortgage escrow overdrafts included as loans were $529 thousand and $408 thousand as of December 31, 2019 and 2018, respectively.

The aggregate amount of time deposits in denominations over $250 thousand were $130.1 million and $324.4 million as of December 31, 2019 and 2018, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2019
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2020	$122,981	$143,428
2021	43,210	60,192
2022	10,300	14,758
2023	2,838	1,844
2024 and thereafter	3,645	1,927
Total	$182,974	$222,149

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2019
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2020	$974	$82,136
2021	97	388
2022	—	5,646
Total	$1,071	$88,170

Note 11 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings
The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less, and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2019	2018
Repurchase agreements(1) – commercial customers	$10,819	$22,717
Short-term FHLB advances	482,400	229,650
Total short-term borrowings	$493,219	$252,367

(1) Overnight repurchase agreements with no expiration date.

The following table sets forth information concerning short-term borrowings:

	As for the Year Ended December 31,
(dollars in thousands)	2019	2018
Balance at period-end	$493,219	$252,367
Maximum amount outstanding at any month end	$493,219	$302,932
Average balance outstanding during the period	$129,545	$186,290
Weighted-average interest rate:
As of the period-end	1.82%	2.23%
Paid during the period	2.07%	1.90%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

The following table presents the remaining periods until maturity of long-term FHLB advances (original maturities exceeding one year):

	As of December 31,
(dollars in thousands)	2019	2018
Within one year	$12,363	$28,105
Over one year through five years	39,906	27,269
Total	$52,269	$55,374

The following table presents rate and maturity information on long-term FHLB advances:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at December 31,
Description	From	To		From	To	2019	2018
Bullet maturity – fixed rate	1/2/2020	11/12/2021	1.58%	1.40%	2.13%	$52,269	$55,374
Convertible-fixed(2)	N/A	N/A	N/A	N/A	N/A	—	—
Total						$52,269	$55,374

(1) Maturity range, weighted average rate and coupon rate range refers to December 31, 2019 balances.

(2) FHLB advances whereby the FHLB has the option, at predetermined times, to convert the fixed interest rate to an adjustable interest rate indexed to the London Interbank Offered Rate (“LIBOR”). The Corporation has the option to prepay these advances, without penalty, if the FHLB elects to convert the interest rate to an adjustable rate. As of December 31, 2019, substantially all FHLB advances with this convertible feature are subject to conversion in fiscal 2018. These advances are included in the maturity ranges in which they mature, rather than the period in which they are subject to conversion.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $23.7 million at December 31, 2019, and $14.5 million at December 31, 2018. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.65 billion as of December 31, 2019 of which the unused capacity was $1.11 billion. In addition, there were $79.0 million in the overnight federal funds line available and $174.3 million of Federal Reserve Discount Window capacity.

Note 12 – Subordinated Notes

On December 13, 2017, BMBC completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering. On August 6, 2015, BMBC completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The net proceeds of both offerings increased Tier II regulatory capital at the BMBC level.

The following tables detail the subordinated notes, including debt issuance costs, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,009	4.25%	$68,885	4.25%
Subordinated notes – due 2025	29,696	4.75%	29,641	4.75%
Total subordinated notes	$98,705		$98,526

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

Note 13 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s consolidated financial statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and BMBC assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing BMBC’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 4.04% as of December 31, 2019. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

Each of Trust I and Trust II issued an aggregate principal amount of $12.5 million of capital securities initially bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to an unaffiliated investment vehicle and an aggregate principal amount of $387 thousand of common securities bearing fixed and/or fixed/floating interest rates corresponding to the debt securities held by each trust to BMBC. As a result of the RBPI Merger, BMBC has fully and unconditionally guaranteed all of the obligations of the Trusts, including any distributions and payments on liquidation or redemption of the capital securities.

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by BMBC any time after December 15, 2009. The Corporation records its investments in the Trusts’ common securities of $387 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.

Note 14 – Operating Leases

On January 1, 2019, the Corporation adopted ASU 2016-02 (Topic 842), “Leases”, as further explained in Note 2, Recent Accounting Pronouncements.

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of December 31, 2019, the Corporation’s leases have remaining lease terms ranging from nine months to 23 years, including extension options that the Corporation is reasonably certain will be exercised.

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

As of December 31, 2019 the Corporation’s ROU assets and related lease liabilities were $41.0 and $45.3, respectively.

The components of lease expense were as follows:

Year Ended December 31, 2019
(dollars in thousands)
Operating lease expense	$5,295
Short term lease expense	59
Variable lease expense	1,795
Sublease income	(32)
Total lease expense	$7,117

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,174
ROU assets obtained in exchange for lease liabilities	44,609

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of December 31, 2019 are as follows:

December 31, 2019
(dollars in thousands)
2019	$4,705
2020	4,479
2021	4,200
2022	4,047
2023	4,076
2024 and thereafter	37,308
Total lease payments	58,815
Less: imputed interest	13,557
Present value of operating lease liabilities	$45,258

As of December 31, 2019, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 14.26 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2019 is 3.57%.

As of December 31, 2019, the Corporation had not entered into any material leases that have not yet commenced.

Note 15 - Derivatives and Hedging Activities

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2019, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2019, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of December 31, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of December 31, 2019:
Customer derivatives – interest rate swaps	$790,209	$47,627	$790,209	$47,627
RPAs sold	—	—	4,232	16
RPAs purchased	20,249	90	—	—
Total derivatives	$810,458	$47,717	$794,441	$47,643

As of December 31, 2018:
Customer derivatives – interest rate swaps	$369,623	$12,550	$369,623	$12,549
RPAs sold	—	—	854	2
RPAs purchased	35,305	71	—	—
Total derivatives	$404,928	$12,621	$370,477	$12,551

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2019 and December 31, 2018 was $63.8 million and $8.8 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $46.7 million and $11.5 million as of December 31, 2019 and December 31, 2018, respectively.

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

 B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	SERP I and SERP II		PRBP
	2019	2018	2019	2018
Discount rate	2.80%	3.95%	2.20%	3.45%
Rate of increase for future compensation	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	SERP I & SERP II		PRBP
(dollars in thousands)	2019	2018	2019	2018
Change in benefit obligations
Benefit obligation at January 1	$4,687	$4,983	$241	$353
Service cost	—	—	—	—
Interest cost	179	160	8	9
Plan participants contribution	—	—	38	44
Actuarial loss (gain)	595	(180)	40	(61)
Settlements	—	—	—	—
Benefits paid	(303)	(276)	(92)	(104)
Benefit obligation at December 31	$5,158	$4,687	$235	$241
Change in plan assets
Fair value of plan assets at January 1	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Settlements	—	—	—	—
Excess assets transferred to defined contribution plan	—	—	—	—
Employer contribution	303	278	54	60
Plan participants’ contribution	—	—	38	44
Benefits paid	(303)	(278)	(92)	(104)
Fair value of plan assets at December 31	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$(5,158)	$(4,687)	$(235)	$(241)

	For the Year Ended December 31,
	SERP I & SERP II		PRBP
Amounts included in the Consolidated Balance Sheet as Other liabilities and accumulated other comprehensive income including the following:	2019	2018	2019	2018
Accrued liability	$(3,112)	$(3,174)	$(99)	$(129)
Net actuarial loss	(2,046)	(1,513)	(136)	(112)
Prior service cost	—	—	—	—
Unrecognized net initial obligation	—	—	—	—
Net included in Other liabilities in the Consolidated Balance Sheets	$(5,158)	$(4,687)	$(235)	$(241)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

SERP I and SERP II Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	179	160	176
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	62	70	59
Net periodic pension cost	$241	$230	$235

PRBP Net Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	8	9	11
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	17	30	36
Net periodic pension cost	$25	$39	$47

	For the Year Ended December 31,
Discount Rate Used in the Calculation of Periodic Pension Costs	2019	2018	2017
SERP I and SERP II	3.95%	3.30%	3.75%
PRBP	3.45%	2.75%	2.80%

E. Plan Assets:

The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	SERP I & SERP II	PRBP
Fiscal year ending
2020	$342	$49
2021	339	41
2022	335	35
2023	342	29
2024	349	24
2024-2028	1,600	62

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2020 expected contribution for the SERP I and SERP II is $342 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2019 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 17 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2019	2018
Deferred tax assets:
Loan and lease loss reserve	$5,128	$4,476
Other reserves	3,619	2,919
Net operating loss carry-forward	8,107	9,728
Alternative minimum tax credits	833	1,100
Unrealized depreciation of available for sale securities	—	1,656
Operating lease liabilities	10,030	—
Defined benefit plans	1,505	1,377
RBPI Merger Fair Values	647	2,580
Total deferred tax asset	$29,869	$23,836
Deferred tax liabilities:
Intangibles and other amortizing fair value adjustments	$5,154	$5,290
Originated MSRs	969	1,105
Unrealized appreciation of available for sale securities	1,040	—
Operating lease right-of-use assets	8,948	—
Deferred loan costs	909	1,105
Other reserves	1,166	535
Total deferred tax liability	$18,186	$8,035
Total net deferred tax asset	$11,683	$15,801

Not included in the table above are deferred tax assets for state net operating losses and unrealized capital losses for partnership investments and their respective valuation allowance of $706 thousand and $608 thousand. The state net operating losses of our leasing subsidiary as of December 31, 2019 will expire between 2023 and 2037.

As a result of the RBPI Merger, deferred tax assets were initially increased by $33.1 million related to purchase accounting adjustments and net deferred tax assets carried over from RBPI. During 2018, adjustments were made to the original purchase accounting adjustments that resulted in an incremental deferred tax asset of $1.1 million.

B. The provision for income taxes consists of the following:

	December 31,
(dollars in thousands)	2019	2018	2017
Current	$14,068	$4,326	$13,812
Deferred	1,539	9,839	20,418
Total	$15,607	$14,165	$34,230

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2019	Tax Rate	2018	Tax Rate	2017	Tax Rate
Computed tax expense at statutory federal rate	$15,711	21.0%	$16,371	21.0%	$20,036	35.0%
Tax-exempt income	(562)	(0.8)%	(470)	(0.6)%	(600)	(1.0)%
State tax (net of federal tax benefit)	1,045	1.4%	874	1.1%	303	0.5%
Non-deductible merger expense	—	—%	—	—%	455	0.8%
Excess tax benefit – stock based compensation	(144)	(0.2)%	(848)	(1.1)%	(1,049)	(1.8)%
Adjustment to net deferred tax assets for enacted changes in tax laws, rates and return to provision adjustments	—	—%	(1,895)	(2.4)%	15,193	26.5%
Other, net	(443)	(0.5)%	133	0.2%	(108)	(0.2)%
Total income tax expense	$15,607	20.9%	$14,165	18.2%	$34,230	59.8%

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

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Deferred taxes related to items recognized in continuing operations	$—	$(1,895)	$14,411
Deferred taxes on net actuarial loss on defined benefit post-retirement benefit plans	—	—	275
Deferred taxes on net unrealized losses on available for sale investment securities	—	—	507
Total income tax (benefit) / expense related to Tax Reform	$—	$(1,895)	$15,193

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

There were no reserves for uncertain tax positions recorded during the years ended December 31, 2019, 2018 or 2017.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2016.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2019.

As of December 31, 2019, the Corporation has net operating loss (“NOL”) carry-forwards for federal income tax purposes of $38.6 million, all of which relate to the RBPI Merger which are subject to an annual usage limitation of approximately $2.7 million. Management estimates it will be able to utilize an additional $5.0 million per year of the NOLs acquired in the RBPI Merger for a five-year period subsequent to December 15, 2017 due to the existence of net unrealized built-in gains (“NUBIG”) under IRC Section 382, these NOLs will begin to expire in 2030. In addition, the Corporation has alternative minimum tax (“AMT”) credits of $833 thousand, approximately $532 thousand of which are related to the RBPI Merger. The credit amounts do not expire. The amount of AMT credits that can be used per year are limited under IRC section 383. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to $2.5 million of tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2019, the Corporation has not recognized a deferred income tax liability with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 18 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

(dollars in thousands)	Net Change in Unrealized Gains on Available for Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(1,231)	$(1,178)	$(2,409)
Other comprehensive (loss)	(1,123)	(100)	(1,223)
Reclassification due to the adoption of ASU No. 2018-02	(507)	(275)	(782)
Balance, December 31, 2017	(2,861)	(1,553)	(4,414)
Other comprehensive (loss) income	(3,368)	269	(3,099)
Balance, December 31, 2018	(6,229)	(1,284)	(7,513)
Other comprehensive income (loss)	10,139	(439)	9,700
Balance, December 31, 2019	$3,910	$(1,723)	$2,187

The following tables detail the amounts reclassified from each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	For the Year Ended December 31,			Affected Income Statement Category
(dollars in thousands)	2019	2018	2017
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$(7)	$(101)	Net gain on sale of investment securities available for sale
Realization of gain on transfer of investment securities available for sale to trading	—	(417)	—	Other operating income
Total	$—	$(424)	$(101)
Income tax effect	—	89	35	Income tax expense
Net of income tax	$—	$(335)	$(66)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$79	$100	$95	Other operating expenses
Income tax effect	(17)	(21)	(33)	Income tax expense
Net of income tax	$62	$79	$62	Net income

(1) Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Note 19 - Earnings per Common Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2019	2018	2017
Numerator:
Net income available to common shareholders	$59,206	$63,792	$23,016
Denominator for basic earnings per share – Weighted average shares outstanding(1)	20,142,306	20,234,792	17,150,125
Effect of dilutive potential common shares	91,065	155,375	248,798
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	20,233,371	20,390,167	17,398,923
Basic earnings per share	$2.94	$3.15	$1.34
Diluted earnings per share	2.93	3.13	1.32
Antidilutive shares excluded from computation of average dilutive earnings per share	3,671	19,422	27,159

(1) Excludes restricted stock.

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Section R, “Earnings per Common Share” of Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion on the calculation of earnings per share.

Note 20 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the years ended December 31, 2019 and 2018 and 2017, respectively. Items outside the scope of ASC 606 are noted as such.

	For the Year Ended December 31,
	2019			2018			2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$44,400	$44,400	$—	$42,326	$42,326	$—	$38,735	$38,735
Insurance commissions	—	6,877	6,877	—	6,808	6,808	—	4,589	4,589
Capital markets revenue(1)	11,276	—	11,276	4,848	—	4,848	2,396	—	2,396
Service charges on deposit accounts	3,374	—	3,374	2,989	—	2,989	2,608	—	2,608
Loan servicing and other fees(1)	2,206	—	2,206	2,259	—	2,259	2,106	—	2,106
Net gain on sale of loans(1)	2,342	—	2,342	3,283	—	3,283	2,441	—	2,441
Net gain on sale of investment securities available for sale(1)	—	—	—	7	—	7	101	—	101
Net (loss) gain on sale of OREO	(84)	—	(84)	295	—	295	(104)	—	(104)
Dividends on FHLB and FRB stock(1)	1,505	—	1,505	1,621	—	1,621	939	—	939
Other operating income(2)	10,182	106	10,288	11,360	186	11,546	5,124	197	5,321
Total noninterest income	$30,801	$51,383	$82,184	$26,662	$49,320	$75,982	$15,611	$43,521	$59,132

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $2.2 million, $2.2 million and $2.0 million for the years ended December 31, 2019 and 2018 and 2017, respectively, which are within the scope of ASC 606.

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

Note 21 - Stock–Based Compensation

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

The equity awards are authorized to be in the form of, among others, options to purchase BMBC’s common stock, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

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

The following table summarizes the remaining shares authorized to be granted under the 2010 LTIP:

Shares Authorized for Grant
Balance, December 31, 2016	552,959
Grants of RSUs	(40,137)
Grants of PSUs	(41,323)
Expiration of unexercised options	250
Non-vesting PSUs(1)	—
Forfeitures of PSUs	3,899
Forfeitures of RSUs	4,305
Balance, December 31, 2017	479,953
Grants of RSUs	(38,806)
Grants of PSUs	(40,722)
Expiration of unexercised options	—
Non-vesting PSUs(1)	—
Forfeitures of PSUs	5,679
Forfeitures of RSUs	1,515
Balance, December 31, 2018	407,619
Grants of RSUs	(71,716)
Grants of PSUs	(72,273)
Expiration of unexercised options	—
Non-vesting PSUs(1)	12,689
PSUs added by performance factor(2)	(3,688)
Forfeitures of PSUs	17,150
Forfeitures of RSUs	9,461
Balance, December 31, 2019	299,242

(1) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant.

(2) PSUs added by performance factor represent additional PSUs that vested as a result of performance factor exceeding the target performance at which they were granted.

B. Fair Value of Options Granted

No stock options were granted or assumed during the years ended December 31, 2019, 2018 and 2017.

C. Other Stock Option Information

The following table provides information about options outstanding:

	For the Year Ended December 31,
	2019			2018			2017
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	50,601	$18.28	$4.68	115,246	$20.73	$4.86	185,023	$21.04	$4.88
Expired	—	—	—	—	—	—	(250)	22.00	4.90
Exercised	(49,700)	18.26	4.46	(64,645)	22.65	5.00	(69,527)	21.55	4.91
Options outstanding, end of period	901	19.33	16.78	50,601	18.28	4.68	115,246	20.73	4.86

The following table provides information related to options as of December 31, 2019:

Range of Exercise Prices			Options Outstanding and Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price(1)
$16.02	to	$17.17	338	0.07	$16.02
17.18	to	18.33	563	4.05	18.33
Total Outstanding and Exercisable			901

(1) Price of exercisable options.

For the years ended December 31, 2019, 2018 and 2017 there are no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Proceeds from strike price of value of options exercised	$907	$1,464	$1,498
Related tax benefit recognized	212	312	506
Proceeds of options exercised	$1,119	$1,776	$2,004
Intrinsic value of options exercised	$1,010	$1,512	$1,445

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2019		2018		2017
(dollars in thousands, except share data and exercise price)	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	901	901	50,601	50,601	115,246	115,246
Weighted average exercise price	$19.33	$19.33	$18.28	$18.28	$20.73	$20.73
Aggregate intrinsic value	$20	$20	$1,478	$1,478	$2,705	$2,705
Weighted average contractual term	2.6 years	2.6 years	0.7 years	0.7 years	1.2 years	1.2 years

As of December 31, 2019, all compensation expense related to stock options has been recognized.

D. RSUs and PSUs

BMBC has granted RSUs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSUs

Compensation expense for RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.

For the year ended December 31, 2019, the Corporation recognized $1.8 million of expense related to BMBC’s RSUs. As of December 31, 2019, there was $2.8 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.1 years.

During the first quarter of 2019, the Corporation adopted a voluntary Years of Service Incentive Program (the "Incentive Program") which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation during 2019. As part of the Incentive Program, the Corporation elected to waive the service requirement as an RSU vesting condition for employees who held RSUs and chose to participate in the Incentive

Program. As a result, 3,494 RSUs were modified which resulted in $112 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the RSUs for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	76,746	$39.71	75,707	$35.80	58,862	$29.57
Granted	71,716	36.28	38,806	42.23	40,137	41.23
Vested	(23,535)	34.66	(36,252)	34.38	(18,987)	29.40
Forfeited	(9,461)	40.23	(1,515)	36.52	(4,305)	29.54
Ending balance	115,466	38.57	76,746	39.71	75,707	35.80

PSUs

Compensation expense for PSUs is measured based on their grant date fair value as calculated using the Monte Carlo Simulation and is recognized on a straight-line basis over the vesting period. The grant date fair value of each grant was determined independently using the Monte Carlo Simulation. Assumptions used in the Monte Carlo Simulation for the grants of 14,834 PSUs in February 2019 and 11,631 PSUs in May 2019, whose performance is based on TSR, included expected volatilities of 20.60% and 21.28% and a risk-free rate of interest of 2.46% and 2.31%, respectively.

The Corporation recognized $1.9 million of expense related to the PSUs for the year ended December 31, 2019. As of December 31, 2019, there was $2.5 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.8 years.

As part of the Incentive Program, the Corporation elected to waive the service requirement as a PSU vesting condition for employees who held PSUs and chose to participate in the Incentive Program. As a result, 8,208 PSUs were modified which resulted in $250 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the PSUs for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	121,656	$36.82	168,453	$24.76	192,844	$18.77
Granted	72,273	34.26	40,722	44.56	41,323	37.86
Vested(1)	(31,507)	29.38	(81,840)	16.40	(61,815)	15.05
Added by performance factor	3,688	30.45	—	—	—	—
Non-vesting(2)	(12,689)	27.13	—	—	—	—
Forfeited	(17,150)	37.15	(5,679)	28.79	(3,899)	21.45
Ending balance	136,271	37.87	121,656	36.82	168,453	24.76

(1) Includes an aggregate of 39 shares paid in cash in lieu of fractional shares for the year ended December 31, 2019 .

(2) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant.

Note 22 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation recognized expense for matching contributions to the 401(K) Plan of $1.4 million, $1.4 million, and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation recognized expense for the non-matching discretionary contributions of $1.8 million, $1.5 million, and $489 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation recognized expense for contributions to the EDCP of $298 thousand, $441 thousand, and $238 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 23 - Fair Value Measurement

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments. The following tables summarize the assets at December 31, 2019 and 2018 that are recognized on the Corporation’s Consolidated Balance Sheets using fair value measurement determined based on the differing levels of input.

Fair value of assets measured on a recurring basis as of December 31, 2019:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,101	$500,101	$—	$—
Obligations of U.S. government & agencies	102,020	—	102,020	—
Obligations of state & political subdivisions	5,379	—	5,379	—
Mortgage-backed securities	366,002	—	366,002	—
Collateralized mortgage obligations	31,832	—	31,832	—
Other investment securities	650	—	650	—
Total investment securities available for sale	$1,005,984	$500,101	$505,883	$—

Investment securities trading:
Mutual funds	$8,621	$8,621	$—	$—

Derivatives:
Interest rate swaps	47,627	—	47,627	—
RPAs purchased	90	—	90	—
Total Derivatives	$47,717	$—	$47,717	$—

Total assets measured on a recurring basis at fair value	$1,062,322	$508,722	$553,600	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2019:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$4,838	$—	$—	$4,838
Impaired loans and leases	15,311	—	—	15,311
Total assets measured at fair value on a non-recurring basis	$20,149	$—	$—	$20,149

Fair value of assets measured on a recurring basis as of December 31, 2018:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$200,013	$200,013	$—	$—
Obligations of U.S. government & agencies	195,855	—	195,855	—
Obligations of state & political subdivisions	11,332	—	11,332	—
Mortgage-backed securities	289,890	—	289,890	—
Collateralized mortgage obligations	39,252	—	39,252	—
Other investment securities	1,100	—	1,100	—
Total investment securities available for sale	$737,442	$200,013	$537,429	$—

Investment securities trading:
Mutual funds	$7,502	$7,502	$—	$—

Derivatives:
Interest rate swaps	12,550	—	12,550	—
RPAs purchased	71	—	71
Total derivatives	$12,621	$—	$12,621	$—

Total recurring fair value measurements	$757,565	$207,515	$550,050	$—

Fair value of assets measured on a non-recurring basis as of December 31, 2018:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$6,277	$—	$—	$6,277
Impaired loans and leases	22,112	—	—	22,112
OREO	417	—	—	417
Total assets measured at fair value on a non-recurring basis	$28,806	$—	$—	$28,806

For the year ended December 31, 2019, a net decrease of $44 thousand in the Allowance was recorded, and for the year ended December 31, 2018, a net increase of $204 thousand in the Allowance was recorded as a result of adjusting the carrying value and estimated fair value of the impaired loans in the above tables. As it relates to the fair values of assets measured on a recurring basis, there have been no transfers between levels during the year ended December 31, 2019.

Note 24 – Disclosure about Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies based on the exit price notion. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Corporation.

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2019		2018
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$53,931	$53,931	$48,456	$48,456
Investment securities - available for sale	See Note 23	1,005,984	1,005,984	737,442	737,442
Investment securities - trading	See Note 23	8,621	8,621	7,502	7,502
Investment securities – held to maturity	Level 2	12,577	12,661	8,684	8,438
Loans held for sale	Level 2	4,249	4,249	1,749	1,749
Net portfolio loans and leases	Level 3	3,666,711	3,596,268	3,407,728	3,414,921
Mortgage servicing rights	Level 3	4,450	4,838	5,047	6,277
Interest rate swaps	Level 2	47,627	47,627	12,550	12,550
Risk participation agreements purchased	Level 2	90	90	71	71
Other assets	Level 3	52,908	52,908	43,641	43,641
Total financial assets		$4,857,148	$4,787,177	$4,272,870	$4,281,047
Financial liabilities:
Deposits	Level 2	$3,842,245	$3,842,014	$3,599,087	$3,594,123
Short-term borrowings	Level 2	493,219	493,219	252,367	252,367
Long-term FHLB advances	Level 2	52,269	52,380	55,374	54,803
Subordinated notes	Level 2	98,705	97,199	98,526	100,120
Junior subordinated debentures	Level 2	21,753	25,652	21,580	31,176
Interest rate swaps	Level 2	47,627	47,627	12,549	12,549
Risk participation agreements sold	Level 2	16	16	2	2
Other liabilities	Level 3	50,251	50,251	60,847	60,847
Total financial liabilities		$4,606,085	$4,608,358	$4,100,332	$4,105,987

(1) See Note 23, “Fair Value Measurement,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of hierarchy levels.

Note 25 - Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2019 were $828.9 million. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2019 was $20.7 million.

Contingencies

Legal Matters

In the ordinary course of its operations, BMBC and its subsidiaries are parties to various claims, litigation, investigations, and legal and administrative cases and proceedings. Such pending or threatened claims, litigation, investigations, legal and administrative cases and proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions. Based on the information currently available, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of BMBC and its shareholders.

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

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI Merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. Subsequent to the end of the first quarter of 2019, on May 1, 2019, the Court rendered a decision against Crusader. Crusader continues to pursue appeal with the Superior Court of the Commonwealth of Pennsylvania, and is considering other strategic options with respect to this matter during the pendency of the appeal. We do not believe that this ruling and the monetary award, if any, ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2019.

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

Note 26 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. The outstanding balances of loans, including undrawn commitments to lend, to such related parties at December 31, 2019 and 2018 were $9.4 million and $9.3 million, respectively.

Related party deposits amounted to $4.8 million and $6.7 million at December 31, 2019 and 2018, respectively.

Note 27 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, BMBC. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Board. Accordingly, the dividend payable by the Bank to BMBC beginning on January 1, 2020 is limited to net income not yet earned in 2020 plus the Bank’s total retained net income for the combined two years ended December 31, 2018 and 2019 of $57.3 million. The Bank issued $32.0 million and $26.0 million of dividends to BMBC during the years ended December 31, 2019 and December 31, 2018, respectively. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 28 – “Regulatory Capital Requirements.”

Note 28 - Regulatory Capital Requirements

A. General Regulatory Capital Information

Both BMBC and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on BMBC and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BMBC and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act began to be phased in. For more information, refer to the section titled Capital Adequacy within Item 1 - Business - Supervision and Regulation beginning at page 7 in this Form 10-K.

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

In addition, BMBC has in place under its Shelf Registration Statement a Dividend Reinvestment and Stock Purchase Plan (the “Plan”), which allows it to issue up to 1,500,000 shares of registered common stock. The Plan allows for the grant of a request for waiver (“RFW”) above the Plan’s maximum investment of $120 thousand per account per year. An RFW is granted based on a variety of factors, including the Corporation’s current and projected capital needs, prevailing market prices of BMBC’s common stock and general economic and market conditions.

For the year ended December 31, 2019, BMBC did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2019.

C. Shares Issued in Mergers and Acquisitions

In connection with the RBPI Merger, BMBC issued 3,101,316 common shares, valued at $136.8 million, to former shareholders of RBPI. These shares were registered on an S-4 registration statement filed by the Corporation in April 2017 (SEC File No. 333-216995).

D. Share Repurchases

On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) pursuant to which BMBC may repurchase up to 1,200,000 shares of its common stock, at an aggregate purchase price not to exceed $40 million. During the years ended December 31, 2019 and 2018, 40,016 and 149,284 shares, respectively, were repurchased under the 2015 Program at an average price of $38.12 and $39.76, respectively.

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which BMBC may repurchase up to 1,000,000 shares of its common stock. Under the 2019 Program, BMBC may repurchase its common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019 upon the completion of BMBC’s existing 2015 Program. During the year ended December 31, 2019, 82,767 shares were repurchased under the 2019 Program at an average price of $36.22. All share repurchases were accomplished in open market transactions. As of December 31, 2019, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 917,233, at an aggregate purchase price not to exceed $43.9 million.

In addition, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

E. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both BMBC and the Bank. As of December 31, 2019 and 2018, BMBC and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” Both BMBC and the Bank were classified as “well capitalized” as of December 31, 2019 and 2018.

The following table presents BMBC's and the Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of December 31, 2019 and 2018:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk weighted assets:
BMBC	$547,440	14.69%	$372,690	10.00%
Bank	$450,212	12.09%	$372,435	10.00%
Tier I capital to risk weighted assets:
BMBC	$425,773	11.42%	$298,152	8.00%
Bank	$427,250	11.47%	$297,948	8.00%
Common equity Tier I risk weighted assets:
BMBC	$404,715	10.86%	$242,249	6.50%
Bank	$427,250	11.47%	$242,083	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$425,773	9.33%	$228,216	5.00%
Bank	$427,250	9.37%	$227,997	5.00%
December 31, 2018
Total capital to risk weighted assets:
BMBC	$500,375	14.30%	$349,918	10.00%
Bank	$419,136	11.99%	$349,692	10.00%
Tier I capital to risk weighted assets:
BMBC	$382,151	10.92%	$279,934	8.00%
Bank	$399,438	11.42%	$279,754	8.00%
Common equity Tier I to risk weighted assets:
BMBC	$361,256	10.32%	$227,446	6.50%
Bank	$399,438	11.42%	$227,300	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$382,151	9.06%	$210,830	5.00%
Bank	$399,438	9.48%	$210,615	5.00%

The capital ratios for the Bank and BMBC as of December 31, 2019 and 2018, as shown in the above tables, indicate levels above the regulatory minimum to be considered “well capitalized.”

Note 29 - Selected Quarterly Financial Data (Unaudited)

	2019
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$48,468	$48,388	$49,573	$46,960
Interest expense	10,821	11,777	12,175	10,975
Net interest income	37,647	36,611	37,398	35,985
Provision for loan and lease losses	3,736	1,627	919	2,225
Noninterest income	19,253	20,221	19,455	23,255
Noninterest expense	39,724	35,188	35,173	36,430
Income before income taxes	13,440	20,017	20,761	20,585
Income taxes	2,764	4,239	4,402	4,202
Net income	10,676	15,778	16,359	16,383
Net loss attributable to noncontrolling interest	(1)	(7)	(1)	(1)
Net income attributable to Bryn Mawr Bank Corporation	$10,677	$15,785	$16,360	$16,384
Basic earnings per common share(1)	$0.53	$0.78	$0.81	$0.81
Diluted earnings per common share(1)	$0.53	$0.78	$0.81	$0.81
Dividend paid or accrued	$0.25	$0.25	$0.26	$0.26

	2018
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$43,534	$44,754	$45,233	$47,534
Interest expense	6,095	7,438	8,504	9,547
Net interest income	37,439	37,316	36,729	37,987
Provision for loan and lease losses	1,030	3,137	664	2,362
Noninterest income	19,536	20,075	18,274	18,097
Noninterest expense	36,030	35,836	33,592	34,845
Income before income taxes	19,915	18,418	20,747	18,877
Income taxes	4,630	3,723	4,066	1,746
Net income	15,285	14,695	16,681	17,131
Net (loss) income attributable to noncontrolling interest	(1)	7	(1)	(5)
Net income attributable to Bryn Mawr Bank Corporation	$15,286	$14,688	$16,682	$17,136
Basic earnings per common share(1)	$0.76	$0.73	$0.82	$0.85
Diluted earnings per common share(1)	$0.75	$0.72	$0.82	$0.84
Dividend paid or accrued	$0.22	$0.22	$0.25	$0.25

(1) Earnings per share is computed independently for each period shown. As a result, the sum of the quarters may not equal the total earnings per share for the year.

Note 30 - Parent Company-Only Financial Statements

The condensed financial statements of BMBC (parent company only) are presented below. These statements should be read in conjunction with the Notes to the Consolidated Financial Statements.

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2019	2018
Assets:
Cash and cash equivalents	$93,250	$78,143
Investment securities	543	418
Investments in subsidiaries, as equity in net assets	638,770	606,023
Premises and equipment, net	1,993	2,091
Goodwill	245	245
Other assets	1,184	1,060
Total assets	735,985	687,980
Liabilities and shareholders’ equity:
Subordinated notes	98,705	98,526
Junior subordinated debentures	21,753	21,580
Other liabilities	2,605	2,485
Total liabilities	123,063	122,591
Common stock, par value $1; authorized 100,000,000 shares; issued 24,650,051 and 24,545,348 shares as of December 31, 2019 and December 31, 2018, respectively, and outstanding of 20,126,296 and 20,163,816 as of December 31, 2019 and December 31, 2018, respectively	24,650	24,545
Paid-in capital in excess of par value	378,606	374,010
Less: Common stock in treasury at cost - 4,523,755 and 4,381,532 shares as of December 31, 2019 and December 31, 2018, respectively	(81,174)	(75,883)
Accumulated other comprehensive income (loss), net of deferred income taxes	2,187	(7,513)
Retained earnings	288,653	250,230
Total shareholders’ equity	612,922	565,389
Total liabilities and shareholders’ equity	$735,985	$687,980

B. Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Dividends from subsidiaries	$35,731	$30,900	$950
Net interest and other income	10,962	2,615	2,761
Total operating income	46,693	33,515	3,711
Expenses	10,517	3,527	2,782
Income before equity in undistributed income of subsidiaries	36,176	29,988	929
Equity in undistributed income of subsidiaries	23,048	32,779	21,053
Income before income taxes	59,224	62,767	21,982
Income tax expense (benefit)	18	(1,025)	(1,034)
Net income	$59,206	$63,792	$23,016

C. Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Operating activities:
Net income	$59,206	$63,792	$23,016
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(23,048)	(32,779)	(21,053)
Depreciation and amortization	98	98	154
Stock-based compensation cost	3,725	2,750	2,068
Other, net	225	2,860	1,241
Net cash provided by operating activities	40,206	36,721	5,426
Investing Activities:
Investment in subsidiaries	—	—	(15,300)
Net change in trading securities	—	40	(58)
Acquisitions, net of cash acquired	—	—	531
Net cash provided by (used in) investing activities	—	40	(14,827)
Financing activities:
Dividends paid	(20,685)	(19,289)	(14,799)
Proceeds from issuance of subordinated notes	—	—	68,829
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(172)	2	(115)
Net purchase of treasury stock through publicly announced plans	(4,524)	(5,936)	—
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(625)	(1,639)	(1,140)
Proceeds from exercise of stock options	907	1,464	1,498
Repurchase of treasury warrants	—	(1,755)	—
Net cash (used in) provided by financing activities	(25,099)	(27,153)	54,273
Change in cash and cash equivalents	15,107	9,608	44,872
Cash and cash equivalents at beginning of period	78,143	68,535	23,663
Cash and cash equivalents at end of period	$93,250	$78,143	$68,535

Note 31 - Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware and Lau Associates are included in the Wealth Management segment of the Corporation since they have similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. BMT Investment Advisers, formed in May 2017, which serves as investment adviser to BMT Investment Funds, a

Delaware statutory trust, is also reported under the Wealth Management segment. Effective January 1, 2020, the business of Lau Associates, which is reported in the Wealth Management segment, was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Year Ended December 31,
	2019			2018			2017
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$147,635	$6	$147,641	$149,464	$7	$149,471	$115,124	$3	$115,127
Provision for loan and lease losses	8,507	—	8,507	7,193	—	7,193	2,618	—	2,618
Net interest income after loan loss provision	139,128	6	139,134	142,271	7	142,278	112,506	3	112,509
Noninterest income:
Fees for wealth management services	—	44,400	44,400	—	42,326	42,326	—	38,735	38,735
Insurance commissions	—	6,877	6,877	—	6,808	6,808	—	4,589	4,589
Capital markets revenue	11,276	—	11,276	4,848	—	4,848	2,396	—	2,396
Service charges on deposit accounts	3,374	—	3,374	2,989	—	2,989	2,608	—	2,608
Loan servicing and other fees	2,206	—	2,206	2,259	—	2,259	2,106	—	2,106
Net gain on sale of loans	2,342	—	2,342	3,283	—	3,283	2,441	—	2,441
Net gain on sale of investment securities available for sale	—	—	—	7	—	7	101	—	101
Net (loss) gain on sale of OREO	(84)	—	(84)	295	—	295	(104)	—	(104)
Other operating income	11,687	106	11,793	12,981	186	13,167	6,063	197	6,260
Total noninterest income	30,801	51,383	82,184	26,662	49,320	75,982	15,611	43,521	59,132

Noninterest expenses:
Salaries & wages	54,076	20,295	74,371	46,936	19,735	66,671	36,559	16,692	53,251
Employee benefits	9,572	3,884	13,456	9,046	3,872	12,918	6,350	3,820	10,170
Occupancy and bank premise	10,547	2,044	12,591	9,588	2,011	11,599	8,208	1,698	9,906
Amortization of intangible assets	1,309	2,492	3,801	1,555	2,101	3,656	783	1,951	2,734
Professional fees	4,840	594	5,434	3,747	456	4,203	2,998	270	3,268
Other operating expenses	30,599	6,263	36,862	35,928	5,328	41,256	30,605	4,461	35,066
Total noninterest expenses	110,943	35,572	146,515	106,800	33,503	140,303	85,503	28,892	114,395
Segment profit	58,986	15,817	74,803	62,133	15,824	77,957	42,614	14,632	57,246
Intersegment (revenues) expenses(1)	(613)	613	—	(715)	715	—	(448)	448	—
Pre-tax segment profit after eliminations	$58,373	$16,430	$74,803	$61,418	$16,539	$77,957	$42,166	$15,080	$57,246
% of segment pre-tax profit after eliminations	78.0%	22.0%	100.0%	78.8%	21.2%	100.0%	73.7%	26.3%	100.0%
Segment assets (dollars in millions)	$5,210.4	$52.9	$5,263.3	$4,601.7	$50.8	$4,652.5	$4,398.5	$51.2	$4,449.7

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	December 31, 2019	December 31, 2018
Assets under management, administration, supervision and brokerage	$16,548.1	$13,429.5

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

•	Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2019 are effective.

•	Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•	Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2019, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2019, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on

this assessment, Management concludes that, as of December 31, 2019, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm” at page 64, and is incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors and Board Committees,” “Information About Our Directors,” “Information About our Executive Officers,” “Corporate Governance,” “Our Board of Directors and Board Committees, ” and “Audit Committee Report” in the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is incorporated by reference to the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Our Board of Directors and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for Item 12 is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a) (1 & 2) Financial Statements and Schedules

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report.

Item 15(a) (3) and (b) — Exhibits

Exhibit No.	Description and References
2.1
Stock Purchase Agreement, dated as of February 18, 2011, by and between Bryn Mawr Bank Corporation and Hershey Trust Company, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with SEC on February 22, 2011

2.2
Amendment to Stock Purchase Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.2 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.3
Assignment and Assumption Agreement, dated as of May 27, 2011, by and between Hershey Trust Company and PWMG Bank Holding Company Trust, incorporated by reference to Exhibit 2.3 of the Corporation’s 8-K filed with the SEC on May 27, 2011

2.4
Stock Purchase Agreement, dated as of February 3, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on February 7, 2012

2.5
Purchase and Assumption Agreement, dated as of April 27, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 2, 2012

2.6
Amendment to Stock Purchase Agreement, dated as of May 15, 2012, by and among Bryn Mawr Bank Corporation, Davidson Trust Company, Boston Private (PA) Corporation, Bruce K. Bauder, Ernest E. Cecilia, Joseph J. Costigan, William S. Covert, James M. Davidson, Steven R. Klammer, N. Ray Sague, Malcolm C. Wilson, Boston Private Financial Holdings, Inc., and Alvin A. Clay III, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on May 18, 2012

2.7
Amendment to Purchase and Assumption Agreement, dated as of October 12, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on October 18, 2012

2.8
Amendment to Purchase and Assumption Agreement, dated as of November 14, 2012, by and between The Bryn Mawr Trust Company and First Bank of Delaware, incorporated by reference to Exhibit 2.1 of the Corporation’s 8-K filed with the SEC on November 19, 2012

2.9
Agreement and Plan of Merger, dated as of May 5, 2014, by and between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on May 5, 2014

2.10
Amendment to Agreement and Plan of Merger, dated as of October 23, 2014, between Bryn Mawr Bank Corporation and Continental Bank Holdings, Inc., incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed with the SEC on October 23, 2014

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

4.15	Description of Registrant’s Securities, filed herewith

10.1*
Amended and Restated Supplemental Employee Retirement Plan of the Bryn Mawr Bank Corporation, effective January 1, 1999, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-K filed with the SEC on March 13, 2008

10.2**
Form of Restricted Stock Agreement for Employees (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-K filed with the SEC on March 16, 2011

10.3*
Amended and Restated Deferred Bonus Plan for Executives of Bryn Mawr Bank Corporation, effective January 1, 2008 incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.4*
Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Bank Corporation, effective January 1, 2009 incorporated by reference to Exhibit 10.5 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.5*
Amended and Restated Deferred Payment Plan for Directors of Bryn Mawr Trust Company, effective January 1, 2009 incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-K filed with the SEC on March 16, 2009

10.6*
Employment Letter Agreement, dated as of April 25, 2014, between the Corporation and Francis J. Leto, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on April 25, 2014

10.7*
Standard Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), as of August 2018, incorporated by reference to Exhibit 10.7 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.8*
Standard Form of Restricted Stock Unit Agreement for Non-Employee Directors (Time/Performance Based), as of August 2018, incorporated by reference to Exhibit 10.8 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.9*	Standard Form of Executive Change-of-Control Agreement, updated January 2019, incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.10*
Executive Change-of-Control Amended and Restated Severance Agreement, dated May 21, 2004, between the Bryn Mawr Trust Company and Alison E. Gers, incorporated by reference to Exhibit 10.M of the Corporation’s Form 10-K filed with the SEC on March 15, 2007

10.11**
2019 Voluntary Years of Service Incentive Program – Executive Tier – Form of Separation Agreement, incorporated by reference to Exhibit 10.4 of the Corporation’s Form 10-Q filed with the SEC on May 8, 2019

10.12*	Form of Restricted Stock Unit Agreement for Executives (Time/Performance Based), incorporated by reference to Exhibit 10.12 of the Corporation's Form 10-K filed with the SEC on March 2, 2018

10.13**
2019 Standard Form of Restricted Stock Unit Agreement for Executives (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC on May 8, 2019

10.14**
2019 Standard Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based) Subject to the 2010 Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed with the SEC on May 8, 2019

10.15**
Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based) – Multi-Year Vesting, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed with the SEC on September 17, 2014

10.16**	2007 Long Term Incentive Plan, effective April 25, 2007, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC May 10, 2007

Exhibit No.	Description and References

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

10.34**	Form of Restricted Stock Unit Agreement for Directors (Time/Performance Based), incorporated by reference to Exhibit 10.34 of the Corporation's Form 10-K filed with the SEC on March 2, 2018

Exhibit No.	Description and References
10.35**	Form of Restricted Stock Unit Agreement for Employees (Service/Performance Based), incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.36**	Form of Restricted Stock Unit Agreement for Directors (Service/Performance Based), incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.37**	Form of Restricted Stock Unit Agreement – Inducement Grant, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-Q filed with the SEC on November 7, 2014

10.38
Third Amended and Restated Dividend Reinvestment and Stock Purchase Plan, effective May 25, 2018, incorporated by reference to the Corporation’s Prospectus (Form 424B2) filed with the SEC on May 25, 2018

10.39*
Employment Letter Agreement, dated December 15, 2017, by and between The Bryn Mawr Trust Company and F. Kevin Tylus, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on December 18, 2017

10.40
Form of Subordinated Note Purchase Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.41
Form of Registration Rights Agreement, dated August 6, 2015, by and among Bryn Mawr Bank Corporation and Purchasers identified therein, incorporated by reference to Exhibit 10.2 the Corporation’s Form 8-K filed with the SEC on August 7, 2015

10.42*
Employment Letter Agreement, dated September 8, 2015, by and among Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.43*
Executive Change-of-Control Severance Agreement, dated as of September 8, 2015, by and between The Bryn Mawr Trust Company and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed with the SEC on September 9, 2015

10.44*
Employment Agreement dated as of April 1, 2015, between The Bryn Mawr Trust Company and Lori Goldman, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed with the SEC on November 3, 2017

10.45*
Employment Letter Agreement, dated November 20, 2017, by and between Bryn Mawr Bank Corporation, The Bryn Mawr Trust Company and Jennifer Dempsey Fox, incorporated by reference to Exhibit 10.45 of the Corporation’s Form 10-K filed with the SEC on March 2, 2018

10.46*	Form of Restricted Stock Unit Agreement for New Employee, incorporated by reference to Exhibit 10.46 of the Corporation’s Form 10-K filed with the SEC on March 2, 2018

10.47**	Form of Restricted Stock Unit Agreement for New Employee, incorporated by reference to Exhibit 10.47 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.48**	Form of Restricted Stock Unit Agreement (Performance Based), incorporated by reference to Exhibit 10.48 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.49**	2019 Voluntary Years of Service Incentive Program – Executive Tier – Plan Document, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 8, 2019

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit No.	Description and References
99.1	Corporation’s Proxy Statement for 2020 Annual Meeting to be held on April 16, 2020, expected to be filed with the SEC on or about March 6, 2020

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (contained in Exhibit 101)

* Management contract or compensatory plan arrangement.

** Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

Item 15(c) — Not Applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bryn Mawr Bank Corporation

By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	February 28, 2020
Britton H. Murdoch

/s/ Francis J. Leto	Chief Executive Officer	February 28, 2020
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	February 28, 2020
Michael W. Harrington	(Principal Financial Officer)

/s/ Michael T. LaPlante	Chief Accounting Officer	February 28, 2020
Michael T. LaPlante	(Principal Accounting Officer)

/s/ Diego F. Calderin	Director	February 28, 2020
Diego F. Calderin

/s/ Michael J. Clement	Director	February 28, 2020
Michael J. Clement

/s/ Andrea F. Gilbert	Director	February 28, 2020
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	February 28, 2020
Wendell F. Holland

/s/ Scott M. Jenkins	Director	February 28, 2020
Scott M. Jenkins

/s/ A. John May, III	Director	February 28, 2020
A. John May, III

/s/ Lynn B. McKee	Director	February 28, 2020
Lynn B. McKee

/s/ F. Kevin Tylus	President and Director	February 28, 2020
F. Kevin Tylus