Form 10-Q
period 2020-03-31
BRYN MAWR BANK CORP
filed 2020-05-08
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended March 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not Applicable
(Former name, former address and fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
Common Stock, $1 par value	BMTC	The NASDAQ Stock Market
 ________________________________________________________________________________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 5, 2020
Common Stock, par value $1	19,926,126

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$17,803	$11,603
Interest bearing deposits with banks	69,239	42,328
Cash and cash equivalents	87,042	53,931
Investment securities available for sale, at fair value (amortized cost of $503,087 and $1,001,034 as of March 31, 2020 and December 31, 2019, respectively)	516,466	1,005,984
Investment securities held to maturity, at amortized cost (fair value of $13,788 and $12,661 as of March 31, 2020 and December 31, 2019, respectively)	13,369	12,577
Investment securities, trading	7,757	8,621
Loans held for sale	2,785	4,249
Portfolio loans and leases, originated	3,424,601	3,320,816
Portfolio loans and leases, acquired	342,565	368,497
Total portfolio loans and leases	3,767,166	3,689,313
Less: Allowance for credit losses on originated loans and leases	(50,365)	(22,526)
Less: Allowance for credit losses on acquired loans and leases	(3,705)	(76)
Total allowance for credit losses on loans and leases	(54,070)	(22,602)
Net portfolio loans and leases	3,713,096	3,666,711
Premises and equipment, net	63,144	64,965
Operating lease right-of-use assets	40,157	40,961
Accrued interest receivable	12,017	12,482
Mortgage servicing rights	4,115	4,450
Bank owned life insurance	59,399	59,079
Federal Home Loan Bank stock	11,928	23,744
Goodwill	184,012	184,012
Intangible assets	18,213	19,131
Other investments	16,786	16,683
Other assets	172,747	85,679
Total assets	$4,923,033	$5,263,259
Liabilities
Deposits:
Noninterest-bearing	$927,922	$898,173
Interest-bearing	2,850,986	2,944,072
Total deposits	3,778,908	3,842,245

Short-term borrowings	162,045	493,219
Long-term FHLB advances	47,303	52,269
Subordinated notes	98,750	98,705
Junior subordinated debentures	21,798	21,753
Operating lease liabilities	44,482	45,258
Accrued interest payable	7,230	6,248
Other liabilities	169,338	91,335
Total liabilities	4,329,854	4,651,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,655,362 and 24,650,051 shares as of March 31, 2020 and December 31, 2019, respectively and outstanding of 19,921,524 and 20,126,296 as of March 31, 2020 and December 31, 2019, respectively	24,655	24,650
Paid-in capital in excess of par value	379,495	378,606
Less: Common stock in treasury at cost - 4,733,838 and 4,523,755 shares as of March 31, 2020 and December 31, 2019, respectively	(88,540)	(81,174)
Accumulated other comprehensive income, net of tax	8,869	2,187
Retained earnings	269,395	288,653
Total Bryn Mawr Bank Corporation shareholders' equity	593,874	612,922
Noncontrolling interest	(695)	(695)
Total shareholders' equity	593,179	612,227
Total liabilities and shareholders' equity	$4,923,033	$5,263,259

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2020	2019
Interest income:
Interest and fees on loans and leases	$42,795	$44,837
Interest on cash and cash equivalents	111	132
Interest on investment securities:
Taxable	3,176	3,450
Non-taxable	24	47
Dividends	1	2
Total interest income	46,107	48,468
Interest expense:
Interest on deposits	7,637	8,097
Interest on short-term borrowings	453	943
Interest on FHLB advances and other borrowings	244	278
Interest on subordinated notes	1,145	1,145
Interest on junior subordinated debentures	295	358
Total interest expense	9,774	10,821
Net interest income	36,333	37,647
Provision for credit losses on loans and leases	32,335	3,736
Net interest income after provision for credit losses on loans and leases	3,998	33,911
Noninterest income:
Fees for wealth management services	11,168	10,392
Insurance commissions	1,533	1,672
Capital markets revenue	2,361	2,219
Service charges on deposits	846	808
Loan servicing and other fees	461	609
Net gain on sale of loans	782	319
Net gain (loss) on sale of other real estate owned ("OREO")	148	(24)
Dividends on FHLB and FRB stock	444	411
Other operating income	557	2,847
Total noninterest income	18,300	19,253
Noninterest expenses:
Salaries and wages	16,989	20,901
Employee benefits	3,500	4,166
Occupancy and bank premises	3,015	3,252
Furniture, fixtures, and equipment	2,431	2,389
Advertising	401	415
Amortization of intangible assets	918	938
Professional fees	1,368	1,320
Pennsylvania bank shares tax	116	409
Data processing	1,394	1,320
Other operating expenses	6,286	4,614
Total noninterest expenses	36,418	39,724
(Loss) income before income taxes	(14,120)	13,440
Income tax (benefit) expense	(2,957)	2,764
Net (loss) income	$(11,163)	$10,676
Net loss attributable to noncontrolling interest	—	(1)
Net (loss) income attributable to Bryn Mawr Bank Corporation	$(11,163)	$10,677
Basic (loss) earnings per common share	$(0.56)	$0.53
Diluted (loss) earnings per common share	$(0.56)	$0.53
Dividends paid or accrued per common share	$0.26	$0.25
Weighted-average basic shares outstanding	20,053,159	20,168,498
Dilutive shares	—	103,163
Adjusted weighted-average diluted shares	20,053,159	20,271,661

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net (loss) income attributable to Bryn Mawr Bank Corporation	$(11,163)	$10,677

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Unrealized investment gains, net of tax expense of $1,770 and $1,121, respectively	6,659	4,219
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $6 and $4, respectively	23	16

Total other comprehensive income	6,682	4,235

Total comprehensive (loss) income	$(4,481)	$14,912

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Operating activities:
Net (loss) income attributable to Bryn Mawr Bank Corporation	$(11,163)	$10,677
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses on loans and leases	32,335	3,736
Depreciation of fixed assets	2,008	1,908
Amortization of operating lease right-of-use assets	804	914
Net amortization of investment premiums and discounts	807	543
Net gain on sale of loans	(782)	(319)
Stock based compensation	889	1,137
Amortization and net impairment of mortgage servicing rights	335	137
Net accretion of fair value adjustments	(949)	(1,018)
Amortization of intangible assets	918	938
Net (gain) loss on sale of OREO	(148)	24
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(320)	(294)
Other, net	1,031	(642)
Loans originated for sale	(13,435)	(10,353)
Proceeds from loans sold	17,112	9,484
Provision for deferred income taxes	42	43
Change in income taxes payable/receivable, net	(3,322)	7,067
Change in accrued interest receivable	465	(538)
Change in accrued interest payable	982	2,022
Change in operating lease liabilities	(776)	(850)
Change in other assets	(88,149)	(28,612)
Change in other liabilities	80,437	10,814
Net cash provided by operating activities	19,121	6,818

Investing activities:
Purchases of investment securities available for sale	(58,214)	(61,225)
Purchases of investment securities held to maturity	(1,103)	(1,827)
Proceeds from maturity and paydowns of investment securities available for sale	526,881	217,990
Proceeds from maturity and paydowns of investment securities held to maturity	284	45
Net change in FHLB stock	11,816	4,004
Proceeds from calls of investment securities	28,500	25,500
Net change in other investments	(103)	—
Purchase of customer relationships	—	(18)
Net portfolio loan and lease originations	(82,421)	(97,976)
Purchases of premises and equipment	(187)	(3,540)
Proceeds from sale of OREO	534	309
Net cash provided by investing activities	425,987	83,262

Financing activities:
Change in deposits	(63,219)	38,752
Change in short-term borrowings	(331,174)	(128,153)
Dividends paid	(5,243)	(5,041)
Change in long-term FHLB advances and other borrowings	(5,000)	—
Payment of contingent consideration for business combinations	—	(438)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(81)	(34)
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(36)	—
Net purchase of treasury stock through publicly announced plans	(7,249)	(1,057)
Proceeds from exercise of stock options	5	540
Net cash used in financing activities	(411,997)	(95,431)

Change in cash and cash equivalents	33,111	(5,351)
Cash and cash equivalents at beginning of period	53,931	48,456
Cash and cash equivalents at end of period	$87,042	$43,105

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$323	$199
Interest	$8,792	$8,799

Non-cash information:
Change in other comprehensive income	$6,682	$4,235
Change in deferred tax due to change in comprehensive income	$1,776	$1,125
Transfer of loans to OREO and repossessed assets	$386	$—

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended March 31, 2020
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227
Net loss attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	(11,163)	—	(11,163)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	—	(2,801)	—	(2,801)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,294)	—	(5,294)
Other comprehensive income, net of tax expense of $1,776	—	—	—	—	6,682	—	—	6,682
Stock based compensation	—	—	889	—	—	—	—	889
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(81)	—	—	—	(81)
Net treasury stock activity for deferred compensation trusts	—	—	—	(36)	—	—	—	(36)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	5,311	5	—	—	—	—	—	5
Balance March 31, 2020	24,655,362	$24,655	$379,495	$(88,540)	$8,869	$269,395	$(695)	$593,179

	For the Three Months Ended March 31, 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	10,677	—	10,677
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.25 per share	—	—	—	—	—	(5,094)	—	(5,094)
Other comprehensive income, net of tax expense of $1,125	—	—	—	—	4,235	—	—	4,235
Stock based compensation	—	—	1,137	—	—	—	—	1,137
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(34)	—	—	—	(34)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,057)	—	—	—	(1,057)
Common stock issued:
Common stock issued through share-based awards and options exercises	31,900	32	508	—	—	—	—	540
Balance March 31, 2019	24,577,248	$24,577	$375,655	$(76,974)	$(3,278)	$255,813	$(686)	$575,107

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

 BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies

The Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Unaudited Consolidated Financial Statements include the accounts of Bryn Mawr Bank Corporation (“BMBC,” and together with its direct and indirect subsidiaries, the “Corporation”) and its consolidated subsidiaries; BMBC's primary subsidiary is The Bryn Mawr Trust Company (the “Bank”). In connection with the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC, and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions are eliminated in consolidation and certain prior-period amounts have been reclassified when necessary in order to conform to the current period presentation.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In preparing the Unaudited Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in BMBC’s Annual Report on Form 10-K for the twelve months ended December 31, 2019 (the “2019 Annual Report”). Except as described below, the accounting policies applied in these Unaudited Consolidated Financial Statements are the same as those applied in the 2019 Annual Report.

Updates to Significant Accounting Policies:

A.Allowance for Credit Losses (“ACL”) on Loans and Leases:

The ACL on loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing portfolio loans and leases. Determining the appropriateness of the ACL on loans and leases is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL on loans and leases in those future periods.

The expense for credit loss recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses inherent within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries. For further information on the ACL on loans and leases, see Note 4 - Loans and Leases in the accompanying Notes to Unaudited Consolidated Financial Statements.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans; and second, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases based on the amount of expected credit losses calculated on those loans and leases and charges off amounts determined to be uncollectible. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, management measures expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate except that, for collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on Federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity (“WARM”) methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of March 31, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of March 31, 2020 included commercial and industrial loans and leases.

For those loans and leases where the ACL is measured on a collective (pool) basis, management has identified the following portfolio segments based on Federal call report codes which classify loans and leases based on the primary collateral supporting the loan or lease:

Commercial Real Estate (“CRE”) Loans (owner-occupied and non-owner occupied): The Bank originates mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner-occupied or managed as an investment property (non-owner occupied) primarily within Pennsylvania, Delaware and Southern and Central New Jersey. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Home equity lines of credit: The Bank originates the majority of its home equity lines of credit through its retail channel. The primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce and death. Home equity lines of credit are typically originated with variable or floating interest rates, which could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within Pennsylvania, Delaware and Southern and Central New Jersey. These loans are secured by first liens on a primary residence or investment property. The primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential Mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within Pennsylvania, Delaware and Southern and Central New Jersey. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The primary risk characteristics associated with loans secured by junior liens typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Construction: The Bank originates construction loans to finance land development preparatory to erecting new structures or the on-site construction of industrial, commercial, or residential buildings. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Commercial & Industrial: The Bank originates lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held. Commercial & Industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Bank to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of commercial and industrial loans, commercial real estate may be included as a secondary source of collateral. The Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Consumer: The Bank originates or lines of credit to individuals for household, family, and other personal expenditures as well as overdrawn customer deposit balances which are reported as loans. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Leases: The Bank’s wholly-owned subsidiary Bryn Mawr Equipment Financing, Inc. specializes in equipment leases for small- and mid-sized businesses nationally and across a broad range of industries. The Bank’s credit risk generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry related conditions.

Accrued interest receivable on loans and leases, which is is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $9.8 million as of March 31, 2020 and is excluded from the estimate of credit losses.

B.ACL on Off-Balance Sheet (“OBS”) Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The ACL on OBS credit exposure is adjusted as a provision for credit loss expense included within other operating expense on the Consolidated Statement of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the bank and applying the loss factors used in the ACL on loans and leases methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for OBS credit exposures that are unconditionally cancellable by the Bank.

C.Troubled Debt Restructurings (“TDRs”)

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Corporation has elected to not apply troubled debt restructuring classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these restructurings are not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above criteria (e.g., current payment status at December 31, 2019), the Corporation is applying the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. For more information on the Corporation's TDR accounting, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report.

D.Purchased Credit Deteriorated (“PCD”) Loans and Leases

The Corporation has purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other portfolio loans and leases. The initial ACL determined on a collective basis is allocated to individual loans. The loan’s purchase price is grossed-up by adding the allocated ACL to arrive at its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan or lease is a noncredit discount or premium, which is amortized into interest income over the life of the loan or lease. Subsequent changes to the ACL associated with PCD loans or leases are recorded through provision expense.

E.ACL on Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. Therefore, for those securities, the bank does not record expected credit losses. Accrued interest receivable on held to maturity debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $39 thousand as of March 31, 2020 and is excluded from the estimate of credit losses.

F.ACL on Available for Sale Securities

For available for sale debt securities in an unrealized loss position, management first assesses whether it intends to sell, or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors.

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the ACL on available for sale debt securities are recorded as provision for (or release of) credit loss expense. Losses are charged against the ACL on available for sale debt securities when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $1.6 million at March 31, 2020 and is excluded from the estimate of credit losses.

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2020.

Adopted Pronouncements:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

On January 1, 2020, the Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. This standard eliminates the Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses line items and establishes the Provision for Credit Losses (“PCL”) and Allowance for Credit Losses (“ACL”) line items.

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to OBS credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Corporation adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. In conjunction with the adoption of CECL, the Corporation has revised its segmentation to align with the methodology applied in determining the ACL for loans and leases under CECL, which is based on Federal call report codes which classify loans based on the primary collateral supporting the loan. Segmentation prior to the adoption of CECL was based on product type or purpose. As such, certain reclassifications were made to conform prior-period amounts to current period presentation.

Upon adoption, the Corporation's total ACL increased by $4.0 million, or 17.5%, which included an increase in ACL on loans and leases of $3.2 million and an increase in the reserve for OBS exposures, which is included within Other Liabilities on the Consolidated Balance Sheet, of $821 thousand. The increase in the total ACL resulted in a $2.8 million decrease to retained earnings, net of deferred taxes. The overall change in total ACL upon adoption was primarily due to the move to a life of loan reserve estimate as well as methodology changes required under CECL.

The Corporation adopted CECL using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $481 thousand of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2020.

The following table illustrates the adoption of CECL on January 1, 2020:

	January 1, 2020
	Pre-CECL Adoption	Reclassification to CECL Portfolio Segmentation	Pre-CECL Adoption Portfolio Segmentation	Post-CECL Adoption Portfolio Segmentation	Impact of CECL Adoption
Assets:
Loans and leases:
Commercial mortgage	$1,913,430	$(1,913,430)	$—	$—	$—
CRE - nonowner-occupied	—	1,337,167	1,337,167	1,337,464	297
CRE - owner-occupied	—	527,607	527,607	527,607	—
Home equity lines of credit	194,639	29,623	224,262	224,262	—
Residential mortgage	489,903	(489,903)	—	—	—
Residential mortgage - first liens	—	706,690	706,690	706,843	153
Residential mortgage - junior liens	—	36,843	36,843	36,843	—
Construction	159,867	42,331	202,198	202,198	—
Commercial & Industrial	709,257	(277,030)	432,227	432,248	21
Consumer	57,139	102	57,241	57,241	—
Leases	165,078	—	165,078	165,088	10
Total loans and leases	$3,689,313	$—	$3,689,313	$3,689,794	$481

ACL on loans and leases
Commercial mortgage	$10,434	$(10,434)	$—	$—	$—
CRE - nonowner-occupied	—	7,960	7,960	7,493	(467)
CRE - owner-occupied	—	2,825	2,825	2,841	16
Home equity lines of credit	890	224	1,114	1,068	(46)
Residential mortgage	1,538	(1,538)	—	—	—
Residential mortgage - first liens	—	2,501	2,501	4,909	2,408
Residential mortgage - junior liens	—	338	338	417	79
Construction	997	233	1,230	871	(359)
Commercial & Industrial	6,029	(2,194)	3,835	3,676	(159)
Consumer	353	85	438	578	140
Leases	2,361	—	2,361	3,955	1,594
Total ACL on loans and leases	$22,602	$—	$22,602	$25,808	$3,206

Liabilities:
ACL on OBS credit exposures	$360	$—	$360	$1,181	$821

Total ACL	$22,962	$—	$22,962	$26,989	$4,027

Retained earnings:
Total increase in ACL					$4,027
Balance sheet reclassification					(481)
Total pre-tax impact					3,546
Tax effect					(745)
Decrease to retained earnings					$2,801

FASB ASU 2017-04 (Topic 350), “Intangibles – Goodwill and Others”

Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 became effective for the Corporation on January 1, 2020, and will follow such guidance in connection with our next annual impairment testing, or prior to that if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. Management does not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2018-13, “Fair Value Measurement Disclosure Framework”

Issued in August 2018, ASU 2018-13 modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements for fair value measurements. The guidance became effective for the Corporation on January 1, 2020 and the adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

FASB ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

Issued in March 2020, ASU No. 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under U.S. GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. Management is currently evaluating the potential impact of ASU 2020-04 on our Consolidated Financial Statements and related disclosures.

Note 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of March 31, 2020 and December 31, 2019 are as follows:

As of March 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$1	$—	$101
Obligations of the U.S. government and agencies	105,643	1,036	—	106,679
Obligations of state and political subdivisions	4,552	10	—	4,562
Mortgage-backed securities	363,221	11,569	(15)	374,775
Collateralized mortgage obligations	28,921	778	—	29,699
Other investment securities	650	—	—	650
Total	$503,087	$13,394	$(15)	$516,466

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,066	$35	$—	$500,101
Obligations of the U.S. government and agencies	102,179	193	(352)	102,020
Obligations of state and political subdivisions	5,366	13	—	5,379
Mortgage-backed securities	360,977	5,182	(157)	366,002
Collateralized mortgage obligations	31,796	195	(159)	31,832
Other investment securities	650	—	—	650
Total	$1,001,034	$5,618	$(668)	$1,005,984

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2020 and December 31, 2019 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,147	$(15)	$—	$—	$4,147	$(15)

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$48,497	$(315)	$7,966	$(37)	$56,463	$(352)
Mortgage-backed securities	33,783	(119)	5,977	(38)	39,760	(157)
Collateralized mortgage obligations	6,978	(67)	10,861	(92)	17,839	(159)
Total	$89,258	$(501)	$24,804	$(167)	$114,062	$(668)

As of March 31, 2020, the Corporation’s available for sale investment securities consisted of 380 securities, two of which were in an unrealized loss position.

As of March 31, 2020, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of March 31, 2020, approximately 99.0% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, securities having a fair value of $267.0 million and $156.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$2,512	$2,516	$504,851	$504,890
Due after one year through five years	11,857	11,926	38,710	38,623
Due after five years through ten years	86,084	86,780	53,598	53,457
Due after ten years	10,492	10,770	11,102	11,180
Subtotal	110,945	111,992	608,261	608,150
Mortgage-related securities(1)	392,142	404,474	392,773	397,834
Total	$503,087	$516,466	$1,001,034	$1,005,984

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2020 and December 31, 2019 are as follows:

As of March 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$13,369	$419	$—	$13,788

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,577	$104	$(20)	$12,661

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2020 and December 31, 2019 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,159	$(20)	$—	$—	$3,159	$(20)

As of March 31, 2020, none of the Corporation’s held to maturity investment securities were in an unrealized loss position. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. The bank does not record expected credit losses for these securities. Accrued interest receivable on held to maturity debt securities totaled $39 thousand at March 31, 2020 and is excluded from the estimate of credit losses.

The amortized cost and fair value of held to maturity investment securities as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$13,369	$13,788	$12,577	$12,661

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2020 and December 31, 2019, the Corporation’s investment securities held in trading accounts totaled $7.8 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 4 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details the amortized cost of loans and leases as of the dates indicated:

Loans and Leases
	March 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$2,785	$—	$2,785	$4,249	$—	$4,249
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,190,314	164,102	1,354,416	1,161,815	175,352	1,337,167
Commercial real estate (CRE) - owner-occupied	485,962	44,705	530,667	479,466	48,141	527,607
Home equity lines of credit	195,054	14,224	209,278	209,239	15,023	224,262
Residential mortgage - 1st liens	616,103	94,392	710,495	604,884	101,806	706,690
Residential mortgage - junior liens	33,960	1,623	35,583	34,903	1,940	36,843
Construction	212,394	8,722	221,116	193,307	8,891	202,198
Total real estate loans	2,733,787	327,768	3,061,555	2,683,614	351,153	3,034,767
Commercial & Industrial	484,595	6,703	491,298	425,322	6,905	432,227
Consumer	43,786	2,165	45,951	54,913	2,328	57,241
Leases	162,433	5,929	168,362	156,967	8,111	165,078
Total portfolio loans and leases	3,424,601	342,565	3,767,166	3,320,816	368,497	3,689,313
Total loans and leases	$3,427,386	$342,565	$3,769,951	$3,325,065	$368,497	$3,693,562
Loans with fixed rates	$1,290,920	$193,453	$1,484,373	$1,251,762	$216,269	$1,468,031
Loans with adjustable or floating rates	2,136,466	149,112	2,285,578	2,073,303	152,228	2,225,531
Total loans and leases	$3,427,386	$342,565	$3,769,951	$3,325,065	$368,497	$3,693,562
Net deferred loan origination fees (costs) included in the above loan table	$64	$—	$64	$(193)	$—	$(193)

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	March 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$180,071	$6,339	$186,410	$174,385	$8,753	$183,138
Unearned lease income	(23,970)	(528)	(24,498)	(23,641)	(813)	(24,454)
Initial direct costs and deferred fees	6,332	118	6,450	6,223	171	6,394
Total Leases	$162,433	$5,929	$168,362	$156,967	$8,111	$165,078

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	March 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$181	$—	$181	$199	$—	$199
CRE - owner-occupied	1,423	1,120	2,543	1,523	2,636	4,159
Home equity lines of credit	758	—	758	636	—	636
Residential mortgage - 1st liens	215	865	1,080	630	1,817	2,447
Residential mortgage - junior liens	79	—	79	83	—	83
Construction	—	—	—	—	—	—
Commercial & Industrial	2,341	351	2,692	1,799	381	2,180
Consumer	11	41	52	19	42	61
Leases	165	7	172	747	136	883
Total non-performing loans and leases	$5,173	$2,384	$7,557	$5,636	$5,012	$10,648

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$54	$427	$—	$481	$1,353,754	$1,354,235	$181	$1,354,416
CRE - owner-occupied	1,759	338	—	2,097	526,027	528,124	2,543	530,667
Home equity lines of credit	1,122	—	—	1,122	207,398	208,520	758	209,278
Residential mortgage - 1st liens	2,764	—		2,764	706,651	709,415	1,080	710,495
Residential mortgage - junior liens	11	—		11	35,493	35,504	79	35,583
Construction	3,417	—	—	3,417	217,699	221,116	—	221,116
Commercial & Industrial	8,041	—	—	8,041	480,565	488,606	2,692	491,298
Consumer	324	57	—	381	45,518	45,899	52	45,951
Leases	1,615	—	—	1,615	166,575	168,190	172	168,362
Total portfolio loans and leases	$19,107	$822	$—	$19,929	$3,739,680	$3,759,609	$7,557	$3,767,166

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,336,784	$1,336,968	$199	$1,337,167
CRE - owner-occupied	2,462	—	—	2,462	520,986	523,448	4,159	527,607
Home equity lines of credit	354	365	—	719	222,907	223,626	636	224,262
Residential mortgage - 1st liens	1,639	388	—	2,027	702,216	704,243	2,447	706,690
Residential mortgage - junior liens	116	—	—	116	36,644	36,760	83	36,843
Construction	—	—	—	—	202,198	202,198	—	202,198
Commercial & Industrial	—	—	—	—	430,047	430,047	2,180	432,227
Consumer	98	140	—	238	56,942	57,180	61	57,241
Leases	857	594	—	1,451	162,744	164,195	883	165,078
Total portfolio loans and leases	$5,710	$1,487	$—	$7,197	$3,671,468	$3,678,665	$10,648	$3,689,313

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$54	$427	$—	$481	$1,189,652	$1,190,133	$181	$1,190,314
CRE - owner-occupied	745	338	—	1,083	483,456	484,539	1,423	485,962
Home equity lines of credit	1,023	—	—	1,023	193,273	194,296	758	195,054
Residential mortgage - 1st liens	2,115	—		2,115	613,773	615,888	215	616,103
Residential mortgage - junior liens	11	—		11	33,870	33,881	79	33,960
Construction	3,417	—	—	3,417	208,977	212,394	—	212,394
Commercial & Industrial	8,041	—	—	8,041	474,213	482,254	2,341	484,595
Consumer	19	37	—	56	43,719	43,775	11	43,786
Leases	1,399	—	—	1,399	160,869	162,268	165	162,433
Total portfolio loans and leases	$16,824	$802	$—	$17,626	$3,401,802	$3,419,428	$5,173	$3,424,601

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,161,432	$1,161,616	$199	$1,161,815
CRE - owner-occupied	2,462	—	—	2,462	475,481	477,943	1,523	479,466
Home equity lines of credit	254	365	—	619	207,984	208,603	636	209,239
Residential mortgage - 1st liens	890	102	—	992	603,262	604,254	630	604,884
Residential mortgage - junior liens	116	—	—	116	34,704	34,820	83	34,903
Construction	—	—	—	—	193,307	193,307	—	193,307
Commercial & Industrial	—	—	—	—	423,523	423,523	1,799	425,322
Consumer	18	88	—	106	54,788	54,894	19	54,913
Leases	781	566	—	1,347	154,873	156,220	747	156,967
Total portfolio loans and leases	$4,705	$1,121	$—	$5,826	$3,309,354	$3,315,180	$5,636	$3,320,816

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$164,102	$164,102	$—	$164,102
CRE - owner-occupied	1,014	—	—	1,014	42,571	43,585	1,120	44,705
Home equity lines of credit	99	—	—	99	14,125	14,224	—	14,224
Residential mortgage - 1st liens	649	—	—	649	92,878	93,527	865	94,392
Residential mortgage - junior liens	—	—	—	—	1,623	1,623	—	1,623
Construction	—	—	—	—	8,722	8,722	—	8,722
Commercial & Industrial	—	—	—	—	6,352	6,352	351	6,703
Consumer	305	20	—	325	1,799	2,124	41	2,165
Leases	216	—	—	216	5,706	5,922	7	5,929
Total portfolio loans and leases	$2,283	$20	$—	$2,303	$337,878	$340,181	$2,384	$342,565

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$175,352	$175,352	$—	$175,352
CRE - owner-occupied	—	—	—	—	45,505	45,505	2,636	48,141
Home equity lines of credit	100	—	—	100	14,923	15,023	—	15,023
Residential mortgage - 1st liens	749	286	—	1,035	98,954	99,989	1,817	101,806
Residential mortgage - junior liens	—	—	—	—	1,940	1,940	—	1,940
Construction	—	—	—	—	8,891	8,891	—	8,891
Commercial & Industrial	—	—	—	—	6,524	6,524	381	6,905
Consumer	80	52	—	132	2,154	2,286	42	2,328
Leases	76	28	—	104	7,871	7,975	136	8,111
Total portfolio loans and leases	$1,005	$366	$—	$1,371	$362,114	$363,485	$5,012	$368,497

E. Allowance for Credit Losses (“ACL”) on Loan and Leases

The ACL on loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing portfolio loans and leases. Determining the appropriateness of the ACL on loans and leases is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL on loans and leases in those future periods.

The expense for credit loss recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses inherent within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans; and second, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases based on the amount of expected credit losses calculated on those loans and leases and charges off amounts determined to be uncollectible. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, management measures expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate except that, for collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on Federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity (“WARM”) methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of March 31, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of March 31, 2020 included commercial and industrial loans and leases.

For the three months ended March 31, 2020, there was a significant change in the economic outlook impacting the ACL on loans and leases. Our CECL model included a sharp deterioration in the Pennsylvania unemployment rate, to levels observed during the last recessionary period in the second quarter of 2020, with a reversion to a long-term 15-year average.

In addition to these assumptions, management applied additional qualitative factors related to the loss mitigation expected to be provided by the various governmental aid programs, such as increased unemployment benefits, stimulus payments, and the SBA's Paycheck Protection Program, as well as the Bank's loan payment deferral programs being offered to borrowers which provide a three- or six-month payment deferral to borrowers affected by the COVID-19 pandemic. These qualitative factors were applied to all segments of the portfolio except the construction segment and the retail and hospitality sectors of the nonowner-occupied CRE segment, due to the significant expected impact on these specific segments and sectors from the economic shutdown, such as government mandated stay at home orders and closure of non-essential businesses.

The following tables present the activity in the ACL on loans and leases, by portfolio segment, for the three months ended March 31, 2020 and 2019:

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	—	—	(114)	(728)	—	—	(627)	(294)	(2,626)	(4,389)
Recoveries collected	2	—	—	1	—	1	15	33	264	316
PCL on loans and leases	5,834	1,351	1,794	4,134	100	6,112	5,670	24	7,316	32,335
Balance, March 31, 2020	$13,329	$4,192	$2,748	$8,316	$517	$6,984	$8,734	$341	$8,909	$54,070

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$5,856	$2,454	$1,140	$2,561	$364	$1,715	$3,166	$303	$1,867	$19,426
Loans and leases charged-off	(1,515)	—	(103)	(341)	—	—	(197)	(120)	(568)	(2,844)
Recoveries collected	3	—	1	13	—	1	8	18	254	298
PCL on loans and leases	1,964	286	184	401	(14)	(344)	530	238	491	3,736
Balance, March 31, 2019	$6,308	$2,740	$1,222	$2,634	$350	$1,372	$3,507	$439	$2,044	$20,616

As part of the process of determining the ACL for the different segments of the loan and lease portfolio, management considers certain credit quality indicators. Periodic reviews of loans are conducted by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•Pass – Loans considered satisfactory with no indications of deterioration.

•Pass-Watch – Loans that are performing, but which may have a potential deficiency which the borrower appears to be managing or a possible deficiency in the future.

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2020:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2020	2019	2018	2017	2016	2015 and Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$89,165	$496,294	$200,673	$145,828	$153,398	$179,666	$32,521	$—	$1,297,545
	Pass-Watch	339	2,019	10,150	—	1,690	2,476	—	—	16,674
	Special Mention	6,562	—	—	—	—	2,063	—	—	8,625
	Substandard	—	2,802	—	834	27,030	906	—	—	31,572
	Total	$96,066	$501,115	$210,823	$146,662	$182,118	$185,111	$32,521	$—	$1,354,416
CRE - owner-occupied	Pass	$25,072	$123,115	$124,604	$88,604	$57,551	$76,903	$16,012	$—	$511,861
	Pass-Watch	2,770	—	—	1,894	2,438	642	461	—	8,205
	Special Mention	—	582	—	—	65	1,398	—	—	2,045
	Substandard	1,346	353	1,348	174	4,706	559	70	—	8,556
	Total	$29,188	$124,050	$125,952	$90,672	$64,760	$79,502	$16,543	$—	$530,667
Home equity lines of credit	Pass	$10,634	$881	$194	$66	$326	$2,953	$192,495	$—	$207,549
	Special Mention	—	829	—	—	—	—	—	—	829
	Substandard	—	394	—	—	—	506	—	—	900
	Total	$10,634	$2,104	$194	$66	$326	$3,459	$192,495	$—	$209,278
Residential mortgage - 1st liens	Pass	$47,225	$140,395	$98,491	$93,036	$75,832	$251,048	$1,127	$—	$707,154
	Pass-Watch	—	—	—	—	—	267	—	—	267
	Special Mention	—	147	—	—	883	—	—	—	1,030
	Substandard	—	—	964	27	390	663	—	—	2,044
	Total	$47,225	$140,542	$99,455	$93,063	$77,105	$251,978	$1,127	$—	$710,495
Residential mortgage - junior liens	Pass	$1,666	$5,217	$9,561	$4,676	$4,064	$10,143	$177	$—	$35,504
	Substandard	—	—	—	—	37	42	—	—	79
	Total	$1,666	$5,217	$9,561	$4,676	$4,101	$10,185	$177	$—	$35,583
Construction	Pass	$43,982	$68,406	$69,021	$14,170	$—	$5,194	$13,677	$—	$214,450
	Pass-Watch	—	42	—	—	—	—	—	—	42
	Substandard	—	5,741	883	—	—	—	—	—	6,624
	Total	$43,982	$74,189	$69,904	$14,170	$—	$5,194	$13,677	$—	$221,116
Commercial & Industrial	Pass	$83,702	$81,809	$79,623	$20,150	$31,534	$25,168	$135,285	$—	$457,271
	Pass-Watch	13,755	—	—	918	—	908	5,765	—	21,346
	Special Mention	—	—	—	213	—	1,189	902	—	2,304
	Substandard	3,904	465	695	582	1,351	2,368	1,012	—	10,377
	Total	$101,361	$82,274	$80,318	$21,863	$32,885	$29,633	$142,964	$—	$491,298
Consumer	Pass	$1,199	$5,379	$4,057	$516	$862	$1,504	$31,784	$—	$45,301
	Substandard	597	12	—	—	—	41	—	—	650
	Total	$1,796	$5,391	$4,057	$516	$862	$1,545	$31,784	$—	$45,951
Leases	Pass	$22,377	$74,962	$50,910	$14,572	$4,450	$919	$—	$—	$168,190
	Substandard	22	18	70	51	10	1	—	—	172
	Total	$22,399	$74,980	$50,980	$14,623	$4,460	$920	$—	$—	$168,362
Total portfolio loans and leases		$354,317	$1,009,862	$651,244	$386,311	$366,617	$567,527	$431,288	$—	$3,767,166

(1) Year originated or renewed, whichever is more recent.

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing as of the dates indicated:

As of March 31, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$181	$—	$—
CRE - owner-occupied	2,543	—	—
Home equity lines of credit	758	—	—
Residential mortgage - 1st liens	934	146	—
Residential mortgage - junior liens	79	—	—
Construction	—	—	—
Commercial & Industrial	2,692	—	—
Consumer	40	12	—
Leases	—	172	—
Total non-performing loans and leases	$7,227	$330	$—

As of December 31, 2019
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	2,180	—	—
Consumer	42	19	—
Leases	—	883	—
Total non-performing loans and leases	$9,746	$902	$—

For the three months ended March 31, 2020, $12 thousand of interest income was recognized on nonaccrual loans and leases.

Collateral-dependent loans and leases where the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral are, in general, individually evaluated for credit losses. Identified shortfalls between the amortized cost of the individually evaluated loan or lease and the value, less selling costs, of the underlying collateral are charged against the ACL. In certain cases, when the loan or lease is serviced by a third-party, and management is unable to process a timely charge-down of the loan or lease, it will assess a specific ACL to the individual loan or lease. This ACL represents the shortfall between the amortized cost and realizable value of the collateral.

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss, as of the dates indicated:

As of March 31, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$181	$—	$—
CRE - owner-occupied	2,543	—	—
Home equity lines of credit	758	—	—
Residential mortgage - 1st liens	1,080	—	147
Residential mortgage - junior liens	79	—	—
Construction	—	—	—
Commercial & Industrial	—	2,692	—
Consumer	—	52	12
Leases	—	172	152
Total collateral-dependent loans and leases	$4,641	$2,916	$311

As of December 31, 2019
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	—	2,180	—
Consumer	—	61	19
Leases	—	883	60
Total collateral-dependent loans and leases	$7,524	$3,124	$79

F. Troubled Debt Restructurings (“TDRs”)

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings(1)
(dollars in thousands)	March 31, 2020	December 31, 2019
TDRs included in nonperforming loans and leases	$3,248	$3,018
TDRs in compliance with modified terms	4,852	5,071
Total TDRs	$8,100	$8,089

(1) The Corporation began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been  classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

The following tables present information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2020:

Troubled Debt Restructurings(1)
	For the Three Months Ended March 31, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	1	$287	$287
Leases	3	242	242
Total	4	$529	$529

(1) The Corporation began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been  classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2020:

Troubled Debt Restructurings(1)
	Number of Contracts for the Three Months Ended March 31, 2020
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Commercial & Industrial	1	—	—	—	—
Leases	—	—	—	3	—
Total	1	—	—	3	—

(1) The Corporation began entering into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been  classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

For the three months ended March 31, 2020, one residential mortgage loan, in the amount of $81 thousand, that was modified as a troubled debt restructuring during the past 12 months defaulted and was charged off.

Note 5 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance, beginning of period	$4,450	$5,047
Additions	—	—
Amortization	(104)	(120)
Impairment	(231)	(17)
Balance, end of period	$4,115	$4,910

Fair value	$4,115	$5,754
Residential mortgage loans serviced for others	$482,911	$564,884

As of March 31, 2020, and December 31, 2019, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Fair value amount of MSRs	$4,115	$4,838
Weighted average life (in years)	4.8	6.0
Prepayment speeds (constant prepayment rate)(1)	14.0%	10.5%
Impact on fair value:
10% adverse change	$(162)	$(149)
20% adverse change	(313)	(297)
Discount rate	9.56%	9.55%
Impact on fair value:
10% adverse change	$(102)	$(166)
20% adverse change	(198)	(321)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At March 31, 2020 and December 31, 2019 the fair value of the MSRs was $4.1 million and $4.8 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 6 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the three months ended March 31, 2020:

(dollars in thousands)	Balance December 31, 2019	Additions	Adjustments	Amortization	Balance March 31, 2020	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	184,012	—	—	—	184,012
Core deposit intangible	4,598	—	—	(292)	4,306	10 years
Customer relationships	11,820	—	—	(454)	11,366	5 to 20 years
Non-compete agreements	911	—	—	(47)	864	5 to 10 years
Trade name	1,651	—	—	(125)	1,526	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Total Intangible Assets	19,131	—	—	(918)	18,213
Total Goodwill and Intangible Assets	$203,143	$—	$—	$(918)	$202,225

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2019 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the five months ended March 31, 2020, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets. Management continues to monitor the economic environment as impacted by the COVID-19 pandemic in the markets we serve and resulting effect on the Corporation's long-term forecast.

Note 7 – Deposits

The following table details the components of deposits:

	March 31, 2020	December 31, 2019
(dollars in thousands)
Interest-bearing demand	$750,127	$944,915
Money market	1,133,952	1,106,478
Savings	247,799	220,450
Retail time deposits	406,828	405,123
Wholesale non-maturity deposits	198,888	177,865
Wholesale time deposits	113,392	89,241
Total interest-bearing deposits	2,850,986	2,944,072
Noninterest-bearing deposits	927,922	898,173
Total deposits	$3,778,908	$3,842,245

Note 8 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Repurchase agreements(1) – commercial customers	$37,045	$10,819
Short-term FHLB advances	125,000	482,400
Total short-term borrowings	$162,045	$493,219
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance at period-end	$162,045	$124,214
Maximum amount outstanding at any month end	162,045	184,257
Average balance outstanding during the period	140,585	179,754

Weighted-average interest rate:
As of the period-end	0.86%	2.47%
Paid during the period	1.30%	2.43%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of March 31, 2020 and December 31, 2019, the Corporation had $47.3 million and $52.3 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	March 31, 2020	December 31, 2019
Within one year	$7,362	$12,363
Over one year through five years	39,941	39,906
Total	$47,303	$52,269

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	March 31, 2020	December 31, 2019
Bullet maturity – fixed rate	5/20/2020	11/12/2021	1.75%	1.40%	2.13%	$47,303	$52,269

(1) Maturity range, weighted average rate and coupon rate range refers to March 31, 2020 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $11.9 million at March 31, 2020, and $23.7 million at December 31, 2019. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.74 billion as of March 31, 2020 of which the unused capacity was $1.57 billion. In addition, there were $74.0 million in the overnight federal funds line available and $173.5 million of FRB discount window capacity.

Note 9 – Subordinated Notes

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

The following tables detail the subordinated notes, including debt issuance costs, as of March 31, 2020, and December 31, 2019:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,041	4.25%	$69,009	4.25%
Subordinated notes – due 2025	29,709	4.75	29,696	4.75
Total subordinated notes	$98,750		$98,705

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

Note 10 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns an aggregate of $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 2.89% as of March 31, 2020. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 11 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of March 31, 2020, the Corporation’s leases have remaining lease terms ranging from five months to 22 years including extension options that the Corporation is reasonably certain will be exercised.

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

As of March 31, 2020 the Corporation’s ROU assets and related lease liabilities were $40.2 million and $44.5 million, respectively.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
(dollars in thousands)
Operating lease expense	$1,198	$1,330
Short term lease expense	15	15
Variable lease expense	357	418
Sublease income	(9)	(9)
Total lease expense	$1,561	$1,754

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,171	$1,266
ROU assets obtained in exchange for lease liabilities	—	44,899

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of March 31, 2020 are as follows:

March 31, 2020
(dollars in thousands)
2020	$3,535
2021	4,479
2022	4,200
2023	4,047
2024	4,076
2025 and thereafter	37,308
Total lease payments	57,645
Less: imputed interest	13,163
Present value of operating lease liabilities	$44,482

As of March 31, 2020, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 14.10 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2020 is 3.57%.

As of March 31, 2020, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2020, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2020, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of March 31, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of March 31, 2020:
Customer derivatives – interest rate swaps	$866,866	$132,998	$866,866	$132,998
FX forwards	2,692	99	2,041	44
RPAs sold	—	—	4,198	39
RPAs purchased	20,121	166	—	—
Total derivatives	$889,679	$133,263	$873,105	$133,081
As of December 31, 2019:
Customer derivatives – interest rate swaps	$790,209	$47,627	$790,209	$47,627
RPAs sold	—	—	4,232	16
RPAs purchased	20,249	90	—	—
Total derivatives	$810,458	$47,717	$794,441	$47,643

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at March 31, 2020 and December 31, 2019 was $158.6 million and $63.8 million, respectively, and is comprised of a combination of cash and investment securities. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $133.0 million and $46.7 million as of March 31, 2020 and December 31, 2019, respectively.

Note 13 – Accounting for Uncertainty in Income Taxes

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2020 or 2019.

Note 14 – Shareholders’ Equity

Dividend

On April 20, 2020, BMBC’s Board of Directors declared a regular quarterly dividend of $0.26 per share payable June 1, 2020 to shareholders of record as of April 30, 2020. During the first quarter of 2020, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.26 per share. This dividend totaled $5.4 million, based on outstanding shares and restricted stock units as of January 31, 2020 of 20,376,747 shares.

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

For the three months ended March 31, 2020, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three months ended March 31, 2020. No other sales of equity securities were executed under the Shelf Registration Statement during the three months ended March 31, 2020.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three months ended March 31, 2020, 338 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $5 thousand. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $889 thousand for the three months ended March 31, 2020.

Stock Repurchases

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019. During the three months ended March 31, 2020, 207,201 shares were repurchased under the 2019 Program at an average price of $34.99. All share repurchases were accomplished in open market transactions. As of March 31, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

In addition to the 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$3,910	$(1,723)	$2,187
Other comprehensive income	6,659	23	6,682
Balance, March 31, 2020	$10,569	$(1,700)	$8,869

Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive (loss) income	4,219	16	4,235
Balance, March 31, 2019	$(2,010)	$(1,268)	$(3,278)

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three months ended March 31, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended March 31,		Affected Income Statement Category
	2020	2019
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$18	$11	Other operating expenses
Income tax effect	(4)	(2)	Income tax expense
Net of income tax	$14	$9	Net income

(1) Accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.

Note 16 – Earnings per Common Share

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

	Three Months Ended March 31,
(dollars in thousands except share and per share data)	2020	2019
Numerator:
Net (loss) income available to common shareholders	$(11,163)	$10,677
Denominator for basic earnings per share – weighted average shares outstanding	20,053,159	20,168,498
Effect of dilutive common shares	—	103,163
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,053,159	20,271,661
Basic (loss) earnings per share	$(0.56)	$0.53
Diluted (loss) earnings per share	(0.56)	0.53
Antidilutive shares excluded from computation of average dilutive earnings per share	25,117	63,765

Note 17 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$11,168	$11,168	$—	$10,392	$10,392
Insurance commissions	—	1,533	1,533	—	1,672	1,672
Capital markets revenue(1)	2,361	—	2,361	2,219	—	2,219
Service charges on deposit accounts	846	—	846	808	—	808
Loan servicing and other fees(1)	461	—	461	609	—	609
Net gain on sale of loans(1)	782	—	782	319	—	319
Net (loss) gain on sale of OREO	148	—	148	(24)	—	(24)
Dividends on FHLB and FRB stock(1)	444	—	444	411	—	411
Other operating income(2)	544	13	557	2,826	21	2,847
Total noninterest income	$5,586	$12,714	$18,300	$7,168	$12,085	$19,253

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $620 thousand and $512 thousand for the three months ended March 31, 2020 and 2019, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2019	901	$19.33	$16.78
Forfeited	—	—	—
Expired	—	—	—
Exercised	(338)	16.02	12.93
Options outstanding, March 31, 2020	563	21.32	19.09

As of March 31, 2020 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Proceeds from exercise of stock options	$5	$540
Related tax benefit recognized	2	137
Net proceeds of options exercised	$7	$677

Intrinsic value of options exercised	$8	$652

The following table provides information about options outstanding and exercisable at March 31, 2020:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	563	563
Weighted average exercise price	$21.32	$21.32
Aggregate intrinsic value	$4	$4
Weighted average remaining contractual term in years	3.8	3.8

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

For the three months ended March 31, 2020, the Corporation recognized $462 thousand of expense related to the Corporation’s RSUs. As of March 31, 2020, there was $3.3 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the RSUs for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	115,466	$38.57
Granted	26,818	35.90
Vested	(4,973)	39.60
Forfeited	(586)	35.74
Ending balance	136,725	38.02

PSUs

For the three months ended March 31, 2020, the Corporation recognized $427 thousand of expense related to the PSUs. As of March 31, 2020, there was $3.9 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the PSUs for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	136,271	$37.87
Granted	53,685	35.90
Vested	—	—
Forfeited	(148)	40.35
Ending balance	189,808	37.31

Note 19 – Fair Value Measurement

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

As of March 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$101	$101	$—	$—
Obligations of U.S. government & agencies	106,679	—	106,679	—
Obligations of state & political subdivisions	4,562	—	4,562	—
Mortgage-backed securities	374,775	—	374,775	—
Collateralized mortgage obligations	29,699	—	29,699	—
Other investment securities	650	—	650	—
Total investment securities available for sale	516,466	101	516,365	—

Investment securities trading:
Mutual funds	7,757	7,757	—	—

Derivatives:
Interest rate swaps	132,998	—	132,998	—
RPAs purchased	166	—	166	—
FX forwards	99	—	99	—
Total derivatives	133,263	—	133,263	—

Total recurring fair value measurements	$657,486	$7,858	$649,628	$—

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,101	$500,101	$—	$—
Obligations of U.S. government & agencies	102,020	—	102,020	—
Obligations of state & political subdivisions	5,379	—	5,379	—
Mortgage-backed securities	366,002	—	366,002	—
Collateralized mortgage obligations	31,832	—	31,832	—
Other investment securities	650	—	650	—
Total investment securities available for sale	1,005,984	500,101	505,883	—

Investment securities trading:
Mutual funds	8,621	8,621	—	—

Derivatives:
Interest rate swaps	47,627	—	47,627	—
RPAs purchased	90	—	90	—
Total derivatives	47,717	—	47,717	—

Total recurring fair value measurements	$1,062,322	$508,722	$553,600	$—

There have been no transfers between levels during the three months ended March 31, 2020.

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

Collateral-dependent Loans and Leases

Collateral-dependent loans and leases for which the repayment is expected to be provided substantially through the sale of the collateral and the borrower is experiencing financial difficulty are, in general, individually evaluated for credit losses. Management evaluates and values collateral-dependent loans and leases when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, and the fair values of such loans and leases are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each loan or lease. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

As of March 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$4,115	$—	$—	$4,115
Collateral-dependent loans and leases	7,246	—	—	7,246
OREO	—	—	—	—
Total non-recurring fair value measurements	$11,361	$—	$—	$11,361

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$4,838	$—	$—	$4,838
Impaired loans and leases	15,311	—	—	15,311
OREO	—	—	—	—
Total non-recurring fair value measurements	$20,149	$—	$—	$20,149

During the three months ended March 31, 2020, a net increase of $232 thousand, was recorded in the ACL on loans and leases as a result of adjusting the carrying value and estimated fair value of the collateral-dependent loans in the above tables.

Note 20 – Fair Value of Financial Instruments

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		March 31, 2020		December 31, 2019
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$87,042	$87,042	$53,931	$53,931
Investment securities - available for sale	See Note 19	516,466	516,466	1,005,984	1,005,984
Investment securities - trading	See Note 19	7,757	7,757	8,621	8,621
Investment securities – held to maturity	Level 2	13,369	13,788	12,577	12,661
Loans held for sale	Level 2	2,785	2,785	4,249	4,249
Net portfolio loans and leases	Level 3	3,713,096	3,624,851	3,666,711	3,596,268
MSRs	Level 3	4,115	4,115	4,450	4,838
Interest rate swaps	Level 2	132,998	132,998	47,627	47,627
FX forwards	Level 2	99	99	—	—
RPAs purchased	Level 2	166	166	90	90
Other assets	Level 3	40,731	40,731	52,908	52,908
Total financial assets		$4,518,624	$4,430,798	$4,857,148	$4,787,177
Financial liabilities:
Deposits	Level 2	$3,778,908	$3,784,184	$3,842,245	$3,842,014
Short-term borrowings	Level 2	162,045	162,045	493,219	493,219
Long-term FHLB advances	Level 2	47,303	48,183	52,269	52,380
Subordinated notes	Level 2	98,750	95,256	98,705	97,199
Junior subordinated debentures	Level 2	21,798	21,230	21,753	25,652
Interest rate swaps	Level 2	132,998	132,998	47,627	47,627
FX forwards	Level 2	44	44	—	—
RPAs sold	Level 2	39	39	16	16
Other liabilities	Level 3	43,487	43,487	50,251	50,251
Total financial liabilities		$4,285,372	$4,287,466	$4,606,085	$4,608,358

(1) See Note 19 in the Notes to Unaudited Consolidated Financial Statements above for a description of hierarchy levels.

Note 21 – Financial Instruments with Off-Balance Sheet Risk, Contingencies and Concentration of Credit Risk

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2020 and December 31, 2019 were $814.3 million and $828.9 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of March 31, 2020 and December 31, 2019 were $20.4 million and $20.7 million, respectively.

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

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. Subsequent to the end of the first quarter of 2019, on May 1, 2019, the Court rendered a decision against Crusader. The matter was appealed, and on March 18, 2020, the Superior Court of the Commonwealth of Pennsylvania returned an opinion reversing in part and affirming in part the trial court's judgment. The effect of this was to vacate the initial judgment awarded by the trial court, and instead to require an appraisal process in accordance with Crusader's Shareholders' Agreement to determine the value of Mr. Snyder's shares. We do not believe that this ruling and any monetary award ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2020.

Concentrations of Credit Risk

The Corporation has a material portion of its loans in real estate-related loans. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is in the Corporation’s primary trade area which includes portions of Delaware, Chester, Montgomery and Philadelphia counties in Southeastern Pennsylvania. Management is aware of this concentration and attempts to mitigate this risk to the extent possible in many ways, including the underwriting and assessment of borrower’s capacity to repay. See Note 4 – “Loans and Leases” for additional information.

Note 22 – Segment Information

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware is included in the Wealth Management segment of the Corporation since it has similar economic characteristics, products and services to those of the Wealth Management Division of the Bank. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank. BMT Investment Advisers, formed in May 2017, which serves as investment adviser to BMT Investment Funds, a Delaware statutory trust, is also reported under the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$36,332	$1	$36,333	$37,645	$2	$37,647
PCL on loans and leases	32,335	—	32,335	3,736	—	3,736
Net interest income after PCL on loans and leases	3,997	1	3,998	33,909	2	33,911
Noninterest income:
Fees for wealth management services	—	11,168	11,168	—	10,392	10,392
Insurance commissions	—	1,533	1,533	—	1,672	1,672
Capital markets revenue	2,361	—	2,361	2,219	—	2,219
Service charges on deposit accounts	846	—	846	808	—	808
Loan servicing and other fees	461	—	461	609	—	609
Net gain on sale of loans	782	—	782	319	—	319
Net gain (loss) on sale of OREO	148	—	148	(24)	—	(24)
Other operating income	988	13	1,001	3,237	21	3,258
Total noninterest income	5,586	12,714	18,300	7,168	12,085	19,253

Noninterest expenses:
Salaries & wages	11,859	5,130	16,989	15,775	5,126	20,901
Employee benefits	2,597	903	3,500	3,172	994	4,166
Occupancy and bank premises	2,516	499	3,015	2,732	520	3,252
Amortization of intangible assets	292	626	918	327	611	938
Professional fees	1,097	271	1,368	1,163	157	1,320
Other operating expenses	9,236	1,392	10,628	7,269	1,878	9,147
Total noninterest expenses	27,597	8,821	36,418	30,438	9,286	39,724
Segment (loss) profit	(18,014)	3,894	(14,120)	10,639	2,801	13,440
Intersegment (revenues) expenses(1)	(178)	178	—	(123)	123	—
Pre-tax segment (loss) profit after eliminations	$(18,192)	$4,072	$(14,120)	$10,516	$2,924	$13,440
% of segment pre-tax profit after eliminations	128.8%	(28.8)%	100.0%	78.2%	21.8%	100.0%
Segment assets (dollars in millions)	$4,871.8	$51.2	$4,923.0	$4,577.7	$54.3	$4,632.0

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	March 31, 2020	December 31, 2019
Assets under management, administration, supervision and brokerage	$15,593.7	$16,548.1

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first three months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three months ended March 31, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition, the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which has changed how we estimate credit losses and may result in further increases in the required level of our allowance for credit losses;

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
•possible credit-related impairments of securities held by us;
•results of examinations by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Corporation, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets, or restrict our ability to: engage in new products or services; engage in future mergers or acquisitions; open new branches; pay future dividends; or otherwise take action, or refrain from taking action, in order to correct activities or practices that the Federal Reserve believes may violate applicable law or constitute an unsafe or unsound banking practice;
•variances in common stock outstanding and/or volatility in common stock price;
•fair value of and number of stock-based compensation awards to be issued in future periods;
•risks related to our past or future, if any, mergers and acquisitions, including, but not limited to: reputational risks; client and customer retention risks; diversion of management’s time for integration-related issues; integration may take longer than anticipated or cost more than expected; anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve, or may not be realized;
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

•any extraordinary events (such as natural disasters, global health risks or pandemics, acts of terrorism, wars or political conflicts), including the COVID-19 pandemic, and the effects of the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of the 2019 Annual Report. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Report or incorporated documents.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”). All significant intercompany balances and transactions are eliminated in consolidation and certain prior-period amounts have been reclassified when necessary in order to conform to current period presentation. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ from these estimates. In preparing the Consolidated Financial Statements, the Corporation is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. However, there are uncertainties inherent in making these estimates and actual results could differ from these estimates. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for credit losses (“ACL”) on loans and leases, the ACL on Off-Balance Sheet (“OBS”) Credit Exposures, the valuation of goodwill and intangible assets, the fair value of investment securities, the fair value of derivative financial instruments, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation. In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

On January 1, 2020, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”) became effective for the Corporation. CECL has changed the way we estimate credit losses for loans and leases, including off-balance sheet (“OBS”) credit exposures for reporting periods beginning after January 1, 2020. For more information regarding the CECL standard, see Note 2, “Recent Accounting Pronouncements” in the accompanying Unaudited Notes to the Consolidated Financial Statements.

As a result, management has identified the accounting policies and estimates related to the ACL on loans and leases that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company’s financial statements are appropriate. For a further description of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the audited Consolidated Financial Statements in the 2019 Annual Report, as well as Note 1, “Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies,” in the accompanying Notes to Unaudited Consolidated Financial Statements.

Allowance for Credit Losses on Loans and Leases

The ACL on loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing portfolio loans and leases. Determining the appropriateness of the ACL on loans and leases is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL on loans and leases in those future periods.

The expense for credit loss recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses inherent within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries. For further information on the ACL on loans and leases, see Note 4 - Loans and Leases in the accompanying Notes to Unaudited Consolidated Financial Statements.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans; and second, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases based on the amount of expected credit losses calculated on those loans and leases and charges off amounts determined to be uncollectible. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, management measures expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate except that, for collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on Federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include a discounted cash flow (“DCF”) methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a weighted average remaining maturity (“WARM”) methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s first-party loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of March 31, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of March 31, 2020 included commercial and industrial loans and leases.

Impact of COVID-19

In the first quarter of 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19. Our banking products and services are delivered primarily in Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware, each of which has a stay at home order in place and has closed all non-essential businesses as of March 2020.

To address the economic impact in the U.S., in March and April 2020, the President signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other measures, the CARES Act created funding for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provides loans to small businesses to keep their employees on payroll and make other eligible payments. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020 under the Paycheck Protection Program and Health Care Enhancement Act. We are participating in the PPP and as of May 5, 2020 have submitted 1,671 applications, of which 1,651 have been approved for a total allocation of $231.2 million. We intend to continue accepting and processing applications under the PPP for as long as any capacity remains available.

On April 9, 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) took additional steps to bolster the economy by providing additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by COVID-19.

To provide relief from the economic impacts of COVID-19, the Corporation has offered assistance to our commercial, consumer and small business clients by waiving fees for early CD redemptions, overdrafts, and minimum deposit balance requirements, as well as implemented consumer and commercial loan modification programs.

The Corporation’s consumer loan modification program includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of May 5, 2020, 222 consumer loans in the amount of $36.4 million have been approved to be modified under the program. As the Bank continues to receive and process applications, management expects additional modifications under the program.

The Corporation’s commercial loan and lease modification programs include a three- or six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. Alternatively, commercial loan modifications may include a three- or six-month interest-only period. As of May 5, 2020, 1,349 commercial loans and leases in the amount of $714.3 million have been approved to be modified under the programs. As the Bank continues to receive and process applications, management expects additional modifications under the program.

Based on guidance in the CARES Act that the Corporation adopted, COVID-19 related modifications to consumer and commercial loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were current as of the loan modification program implementation date are not considered TDRs. As of March 31, 2020, 230 loan and lease modifications totaling $38.8 million, which were related to COVID-19 and were not classified as TDRs, had been completed. For more information, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies and Note 4 –Loans and Leases to the Unaudited Consolidated Financial Statements.

As discussed in more detail below, we recorded an increase in PCL and ACL on loans and leases, both of which were driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic.

Due to the high degree of uncertainty surrounding the COVID-19 pandemic, the full extent of COVID-19’s effects on our business, operations or the economy as a whole are not yet known. However, the COVID-19 pandemic is expected to have a complex and significant adverse impact on the economy, the banking industry and the Corporation in future fiscal periods. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2020, as compared to the same period in 2019, and the changes in its financial condition as of March 31, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

Effective January 1, 2020, the Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The Corporation adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. In conjunction with the adoption of CECL, the Corporation has revised its segmentation to align with the methodology applied in determining the ACL for loans and leases under CECL, which is based on Federal call report codes which classify loans based on the primary collateral supporting the loan. Segmentation prior to the adoption of CECL was based on product type or purpose. As such, certain reclassifications were made to conform prior-period amounts to current period presentation. For more information, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

Three Month Results of Operations

•Net (loss) income attributable to the Corporation was $(11.2) million, or $(0.56) diluted earnings per share, for the three months ended March 31, 2020 as compared to $10.7 million, or $0.53 diluted earnings per share for the same period in 2019.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended March 31, 2020 were (7.30)% and (0.93)%, respectively, as compared to ROAE and ROAA of 7.57% and 0.95% respectively, for the same period in 2019.

•Tax-equivalent net interest income decreased $1.4 million, or 3.5%, to $36.4 million for the three months ended March 31, 2020, as compared to $37.8 million for the same period in 2019.

•Provision for credit losses (“PCL”) on loans and leases of $32.3 million for the three months ended March 31, 2020 was an increase of $28.6 million from the $3.7 million PCL on loans and leases recorded for the same period in 2019.

•Noninterest income of $18.3 million for the three months ended March 31, 2020 decreased $953 thousand as compared to $19.3 million for the same period in 2019.

•Fees for wealth management services and capital markets revenue of $11.2 million and $2.4 million, respectively, for the three months ended March 31, 2020 increased $776 thousand and $142 thousand as compared to the same period in 2019. Insurance commissions of $1.5 million for the three months ended March 31, 2020 decreased $139 thousand as compared to the same period in 2019.

•Noninterest expense of $36.4 million for the three months ended March 31, 2020 decreased $3.3 million, from $39.7 million for the same period in 2019.

Changes in Financial Condition

•Total assets of $4.92 billion as of March 31, 2020 decreased $340.2 million from $5.26 billion as of December 31, 2019.

•Total shareholders’ equity of $593.2 million as of March 31, 2020 decreased $19.0 million from $612.2 million as of December 31, 2019.

•Total portfolio loans and leases as of March 31, 2020 were $3.77 billion, an increase of $77.9 million from $3.69 billion as of December 31, 2019.

•Total non-performing loans and leases of $7.6 million represented 0.20% of portfolio loans and leases as of March 31, 2020 as compared to $10.6 million, or 0.29% of portfolio loans and leases as of December 31, 2019.

•The $54.1 million ACL on loans and leases, as of March 31, 2020, represented 1.44% of portfolio loans and leases, as compared to $22.6 million or 0.61% of portfolio loans and leases as of December 31, 2019.

•Total deposits of $3.78 billion as of March 31, 2020 decreased $63.3 million from $3.84 billion as of December 31, 2019.

•Wealth assets under management, administration, supervision and brokerage as of March 31, 2020 were $15.59 billion, a decrease of $954.3 million from $16.55 billion as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2020 and 2019 are shown in the table below:

	Three Months Ended March 31,
	2020	2019
Return on average equity	(7.30)%	7.57%
Return on average assets	(0.93)	0.95
Tax-equivalent net interest margin	3.38	3.75
Equity to assets ratio	12.69	12.59
Basic (loss) earnings per share	$(0.56)	$0.53
Diluted (loss) earnings per share	(0.56)	0.53
Dividends paid or accrued per share	0.26	0.25
Dividends paid or accrued per share to net income per basic common share	(46.4)%	47.2%

The following table presents certain key period-end balances and ratios as of March 31, 2020 and December 31, 2019:

(dollars in millions, except per share amounts)	March 31, 2020	December 31, 2019
Book value per share	$29.78	$30.42
ACL on loans and leases as a percentage of portfolio loans and leases	1.44%	0.61%
Tier I capital to risk weighted assets	10.80	11.42
Loan to deposit ratio	99.7	96.0
Wealth assets under management, administration, supervision and brokerage	$15,593.7	$16,548.1
Portfolio loans and leases	3,540.7	3,427.2
Total assets	4,923.0	5,263.3
Total shareholders’ equity	593.2	612.2

The following sections discuss, in greater detail, the Corporation’s results of operations for the three months ended March 31, 2020, as compared to the same period in 2019, and the changes in its financial condition as of March 31, 2020 as compared to December 31, 2019.

Other Matters

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. On May 1, 2019, the Court rendered a decision in favor of Snyder and ordered Crusader to pay Snyder the amount of $2,190,000 plus interest at the rate of 6% from December 1, 2006. The matter was appealed, and on March 18, 2020, the Superior Court of the Commonwealth of Pennsylvania returned an opinion reversing in part and affirming in part the trial court's judgment. The effect of this was to vacate the judgment of $2,190,000 plus interest, and instead to require an appraisal process in accordance with Crusader's Shareholders' Agreement to determine the value of Mr. Snyder's shares. We do not believe that this ruling and any monetary award ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Components of Net Income

Net income is comprised of five major elements:

•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision for Credit Losses on Loans and Leases, or the amount added to the ACL on loans and leases to provide for estimated inherent losses on portfolio loans and leases;
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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below table presents a summary, for the three months ended March 31, 2020 and 2019, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

 Three Months Ended March 31, 2020 Compared to the Same Period in 2019

For the three months ended March 31, 2020, tax-equivalent net interest income decreased $1.4 million, or 3.5%, to $36.4 million, as compared to $37.8 million for the same period in 2019.

Items contributing to the decrease were decreases of $2.1 million and $325 thousand in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest earned on available for sale investment securities, respectively, partially offset by decreases of $490 thousand and $460 thousand in interest expense on short-term borrowings and interest expense on deposits, respectively for the three months ended March 31, 2020 as compared to the same period in 2019.

The $2.1 million decrease in tax-equivalent interest and fees on loans and leases was primarily related to a 62 basis point decrease in the tax-equivalent yield on average loans and leases, driven by the current interest rate environment, for the three months ended March 31, 2020 as compared to the same period in 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $260.6 million in average loans and leases for the three months ended March 31, 2020 as compared to same period in 2019.

The $325 thousand decrease in tax-equivalent interest income on available for sale investment securities was primarily related to the $32.3 million decrease in average available for sale investment securities for the three months ended March 31, 2020 as compared to the same period in 2019. The effect of the decrease in average available for sale investment securities was partially offset by an 11 basis point increase in tax-equivalent yield on average available for sale investment securities for the three months ended March 31, 2020 as compared to the same period in 2019.

The $490 thousand decrease in interest expense on short-term borrowings for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a 113 basis point decrease in the rate paid on average short-term borrowings coupled with a $17.1 million decrease in average short-term borrowings for the three months ended March 31, 2020 as compared to the same period in 2019.

The $460 thousand decrease in interest expense on deposits for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a 15 basis point decrease in the tax-equivalent rate paid on average interest-bearing deposits for the three months ended March 31, 2020 as compared to the same period in 2019. The effect of the decrease in the tax-equivalent rate paid was partially offset by an increase of $179.5 million in average interest-bearing deposits for the three months ended March 31, 2020 as compared to the same period in 2019.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$50,330	$111	0.89%	$32,742	$132	1.64%
Investment securities - available for sale:
Taxable	516,244	3,065	2.39	543,687	3,363	2.51
Tax-exempt(4)	4,909	28	2.29	9,795	55	2.28
Total investment securities – available for sale	521,153	3,093	2.39	553,482	3,418	2.50
Investment securities – held to maturity	13,195	87	2.65	8,804	67	3.09
Investment securities – trading	8,528	25	1.18	7,629	22	1.17
Loans and leases(1)(2)(3)(4)	3,738,386	42,898	4.62	3,477,739	44,958	5.24
Total interest-earning assets	4,331,592	46,214	4.29	4,080,396	48,597	4.83
Cash and due from banks	12,479			14,414
ACL on loans and leases	(25,786)			(19,887)
Other assets	526,633			470,206
Total assets	$4,844,918			$4,545,129
Liabilities:
Savings, NOW, and market rate accounts	$2,197,279	$4,981	0.91	$1,798,103	$3,764	0.85
Wholesale deposits	253,322	977	1.55	342,696	2,012	2.38
Retail time deposits	403,111	1,679	1.68	533,395	2,321	1.76
Total interest-bearing deposits	2,853,712	7,637	1.08	2,674,194	8,097	1.23
Short-term borrowings	140,585	453	1.30	157,652	943	2.43
Long-term FHLB advances	47,335	244	2.07	55,385	278	2.04
Subordinated notes	98,725	1,145	4.66	98,542	1,145	4.71
Junior subordinated debt	21,768	295	5.45	21,595	358	6.72
Total interest-bearing liabilities	3,162,125	9,774	1.24	3,007,368	10,821	1.46
Noninterest-bearing deposits	894,264			871,726
Other liabilities	173,519			93,949
Total noninterest-bearing liabilities	1,067,783			965,675
Total liabilities	4,229,908			3,973,043
Shareholders’ equity	615,010			572,086
Total liabilities and shareholders’ equity	$4,844,918			$4,545,129
Net interest spread			3.05			3.37
Effect of noninterest-bearing sources			0.33			0.38
Net interest income/margin on earning assets(4)		$36,440	3.38		$37,776	3.75
Tax-equivalent adjustment(4)		$107	0.01%		$129	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes net accretion of deferred fees of $362 thousand and $285 thousand for the three months ended March 31, 2020 and 2019, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2020 and 2019.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2020 as compared to the same period in 2019, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2020 Compared to 2019
(dollars in thousands)	Three Months Ended March 31,
increase/(decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$318	$(339)	$(21)
Investment securities - taxable	(59)	(216)	(275)
Investment securities -nontaxable	(28)	1	(27)
Loans and leases	16,424	(18,484)	(2,060)
Total interest income	16,655	(19,038)	(2,383)
Interest expense:
Savings, NOW and market rate accounts	876	341	1,217
Wholesale deposits	(521)	(514)	(1,035)
Retail time deposits	(563)	(79)	(642)
Short-term borrowings	(101)	(389)	(490)
Long-term FHLB advances	(57)	23	(34)
Subordinated notes	15	(15)	—
Junior subordinated debt	20	(83)	(63)
Total interest expense	(331)	(716)	(1,047)
Interest differential	$16,986	$(18,322)	$(1,336)
(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2020 and 2019.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.38% for the three months ended March 31, 2020 was a 37 basis point decrease from 3.75% for the same period in 2019. The main driver for the decrease in the tax-equivalent net interest margin was the decrease in the tax-equivalent yield on average loans and leases, driven by the current interest rate environment, for the three months ended March 31, 2020 as compared to the same period in 2019.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
1st Quarter 2020	4.29%	1.24%	3.05%	0.33%	3.38%
4th Quarter 2019	4.39	1.41	2.98	0.38	3.36
3rd Quarter 2019	4.69	1.55	3.14	0.40	3.54
2nd Quarter 2019	4.69	1.56	3.13	0.42	3.55
1st Quarter 2019	4.83	1.46	3.37	0.38	3.75

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2020		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2019
	Amount	Percentage	Amount	Percentage
+300 basis points	$14,908	10.20%	$15,357	10.52%
+200 basis points	9,824	6.72	10,217	7.00
+100 basis points	5,047	3.45	5,079	3.48
-100 basis points	(3,230)	(2.21)	(6,817)	(4.67)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2020 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is slightly less asset sensitive in a rising-rate environment as of March 31, 2020 than it was as of December 31, 2019. Rates declined significantly during the quarter due to economic conditions related to the COVID-19 pandemic. The Bank responded to these concerns by decreasing rates on deposit accounts to offset some of the decline that it would experience on the asset side. The reduction of loss of net interest income as rates decline 100 basis points is the result of floor rates being implemented on the asset side.

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

The following table presents the Corporation’s gap analysis as of March 31, 2020:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$69.2	$—	$—	$—	$—	$69.2
Investment securities(1)	55.0	154.3	228.0	100.4	—	537.7
Loans and leases(2)	1,843.0	353.3	1,226.7	347.0	—	3,770.0
ACL on loans and leases	—	—	—	—	(54.1)	(54.1)
Cash and due from banks	—	—	—	—	17.8	17.8
Operating lease right-of-use assets	0.7	2.2	10.4	26.9	—	40.2
Other assets	—	—	—	—	542.2	542.2
Total assets	1,967.9	509.8	1,465.1	474.3	505.9	4,923.0
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	26.1	78.2	271.4	552.2	—	927.9
Savings, NOW and market rate	86.1	258.3	810.0	977.5	—	2,131.9
Time deposits	46.5	248.6	110.2	1.5	—	406.8
Wholesale non-maturity deposits	198.9	—	—	—	—	198.9
Wholesale time deposits	33.5	43.9	36.0	—	—	113.4
Short-term borrowings	162.0	—	—	—	—	162.0
Long-term FHLB advances	2.5	5.0	39.8	—	—	47.3
Subordinated notes	—	30.0	68.8	—	—	98.8
Junior subordinated debentures	21.8	—	—	—	—	21.8
Operating lease liabilities	0.8	2.4	11.6	29.7	—	44.5
Other liabilities	—	—	—	—	176.5	176.5
Shareholders’ equity	21.2	63.6	339.0	169.4	—	593.2
Total liabilities and shareholders’ equity	599.4	730.0	1,686.8	1,730.3	176.5	4,923.0
Interest-earning assets	1,967.2	507.6	1,454.7	447.4	—	4,376.9
Interest-bearing liabilities	551.3	585.8	1,064.8	979.0	—	3,180.9
Difference between interest-earning assets and interest-bearing liabilities	1,415.9	(78.2)	389.9	(531.6)	—	1,196.0
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,415.9	$1,337.7	$1,727.6	$1,196.0	$—	$1,196.0
Cumulative earning assets as a % of cumulative interest-bearing liabilities	357%	218%	178%	138%

(1) Investment securities include available for sale, held to maturity and trading.
(2) Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2019.

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

For the three months ended March 31, 2020, the Corporation recorded a PCL on loans and leases of $32.3 million, a $28.6 million increase as compared to the same period in 2019. The increase in PCL on loans and leases was related to the adverse macroeconomic indicators and other assumptions, driven by the COVID-19 pandemic, that drove the estimate of expected credit losses on loans and leases as of March 31, 2020 as compared to the outlook as of December 31, 2019. Net charge-offs for the first quarter of 2020 decreased by $1.5 million, to $4.1 million as of March 31, 2020, as compared to $2.5 million for the same period in 2019.

The following table details the allocation of the ACL as of the dates indicated:

Allocation of ACL
	March 31, 2020		December 31, 2019
(dollars in thousands)	ACL	% Loans and Leases to Total Loans and Leases	ACL	% Loans and Leases to Total Loans and Leases
CRE - nonowner-occupied	$13,329	36.0%	$7,960	36.2%
CRE - owner-occupied	4,192	14.1%	2,825	14.3%
Home equity lines of credit	2,748	5.6%	1,114	6.1%
Residential mortgage - 1st liens	8,316	18.9%	2,501	19.2%
Residential mortgage - jr. liens	517	0.9%	338	1.0%
Construction	6,984	5.9%	1,230	5.5%
Commercial & Industrial	8,734	13.0%	3,835	11.7%
Consumer	341	1.2%	438	1.6%
Leases	8,909	4.5%	2,361	4.5%
Total non-performing loans and leases	$54,070	100.0%	$22,602	100.0%

Asset Quality and Analysis of Credit Risk

As of March 31, 2020, total nonperforming loans and leases decreased by $3.1 million to $7.6 million, representing 0.20% of portfolio loans and leases, as compared to $10.6 million, or 0.29% of portfolio loans and leases, as of December 31, 2019. The decrease in nonperforming loans and leases was related to pay-offs and pay-downs of $1.3 million, charge-offs of $2.0 million, and the sale of $1.7 million of loans and leases classified as nonperforming as of December 31, 2019, offset by the addition of $1.9 million of new nonperforming loans and leases during the three months ended March 31, 2020. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of March 31, 2020, the ACL on loans and leases of $54.1 million represented 1.44% of portfolio loans and leases, an increase of 83 basis points from December 31, 2019. The significant increase was driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of March 31, 2020 as compared to our initial adoption of CECL effective January 1, 2020.

As of March 31, 2020, the Corporation had $8.1 million of TDRs, of which $4.9 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $8.1 million of TDRs, of which $5.1 million were in compliance with modified terms, and were excluded from non-performing loans and leases. As of March 31, 2020, 230 loan and lease modifications totaling $38.8 million, which were related to COVID-19 and were not classified as TDRs, had been completed. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not classified as TDRs, see COVID-19 Impact within ITEM 2. Management’s

Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming Assets:
Nonperforming loans and leases	$7,557	$10,648
Other real estate owned	—	—
Total nonperforming assets	$7,557	$10,648

Troubled Debt Restructurings(1):
TDRs included in non-performing loans	$3,248	$3,018
TDRs in compliance with modified terms	4,852	5,071
Total TDRs	$8,100	$8,089

Loan and Lease quality indicators:
Allowance for credit losses on loans and leases to nonperforming loans and leases	715.5%	212.3%
Nonperforming loans and leases to total portfolio loans and leases	0.20	0.29
Allowance for credit losses on loans and leases to total portfolio loans and leases	1.44	0.61
Nonperforming assets to total loans and leases and OREO	0.20	0.29
Nonperforming assets to total assets	0.15	0.20
Total portfolio loans and leases	$3,767,166	$3,689,313
Allowance for credit losses on loans and leases	54,070	22,602
(1) For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see COVID-19 Impact within ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

NONINTEREST INCOME

Three Months Ended March 31, 2020 Compared to the Same Period in 2019

Noninterest income of $18.3 million for the three months ended March 31, 2020 decreased $953 thousand as compared to $19.3 million for the same period in 2019. The decrease was primarily due to decreases of $2.3 million, $148 thousand, and $139 thousand in other operating income, loan servicing and other fees, and insurance commissions, respectively, partially offset by increases of $776 thousand, $463 thousand, $172 thousand, and $142 thousand in fees for wealth management services, net gain on sale of loans, net gain on sale of other real estate owned, and capital markets revenue, respectively. The $2.3 million decrease in other operating income was primarily due to a $978 thousand loss on trading securities recorded in the first quarter of 2020, as compared to a $732 thousand gain on trading securities recorded in the first quarter of 2019, due to market fluctuations affecting the Corporation's trading securities held in deferred compensation trust accounts and rabbi trust accounts.

The following table provides details of other operating income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Visa debit card income	$531	$419
BOLI income	320	294
Commissions and fees	304	355
Safe deposit box rentals	80	84
Other investment income	19	36
Rental income	9	9
(Loss) gain on trading investments	(978)	732
Recovery of purchase accounting fair value loan mark	—	12
Miscellaneous other income	272	906
Other operating income	$557	$2,847

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Mortgage originations	$29,363	$34,441
Mortgage loans sold:
Servicing retained	—	—
Servicing released	14,899	9,218
Total mortgage loans sold	$14,899	$9,218
Percentage of originated mortgage loans sold	50.7%	26.8%
Servicing retained %	—	—
Servicing released %	100.0	100.0
Residential mortgage loans serviced for others	$482,911	$564,884
Mortgage servicing rights	4,115	4,910
Gain on sale of mortgage loans	598	261
Loan servicing and other fees	461	609
Amortization of MSRs	104	120
Impairment of MSRs	(231)	(17)

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Market value	$6,001,999	$6,977,009	$6,396,399	$6,346,861	$6,232,651
Fixed fee	9,591,733	9,571,051	9,213,387	8,468,437	8,503,861
Total	$15,593,732	$16,548,060	$15,609,786	$14,815,298	$14,736,512

	Percentage of Wealth Assets as of:
Fee Basis	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Market value	38.5%	42.2%	41.0%	42.8%	42.3%
Fixed fee	61.5%	57.8%	59.0%	57.2%	57.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Market value	$8,131	$8,126	$7,924	$7,802	$7,618
Fixed fee	3,037	3,546	2,902	3,708	2,774
Total	$11,168	$11,672	$10,826	$11,510	$10,392

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Market value	72.8%	69.6%	73.2%	67.8%	73.3%
Fixed fee	27.2%	30.4%	26.8%	32.2%	26.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended March 31, 2020 Compared to the Same Period in 2019

Noninterest expense for the three months ended March 31, 2020 decreased $3.3 million, to $36.4 million, as compared to the same period in 2019. Contributing to the decrease were decreases of $3.9 million, $666 thousand, $293 thousand, and $237 thousand in salaries and wages, employee benefits, Pennsylvania bank shares tax expense, and occupancy and bank premises expense, respectively, partially offset by an increase of $1.5 million in other operating expense. The decreases in salaries and wages and employee benefits were largely driven by the $4.5 million one-time expense from the voluntary Years of Service Incentive Program recorded in the first quarter of 2019. Included in other operating expense for the three months ended March 31, 2020 was a $3.0 million provision for credit losses on off-balance sheet credit exposures, an increase of $3.1 million as compared to the same period in 2019, primarily driven by the adverse economic impacts of the COVID-19 pandemic as well as the Corporation’s adoption of CECL effective January 1, 2020. Partially offsetting effect of the increase in provision for credit losses on off-balance sheet credit exposures on other operating expenses was a $1.6 million decrease in deferred compensation expense which was primarily due to market fluctuations in the first quarter of 2020 affecting the Corporation's deferred compensation plan liability.

The following table provides details of other operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Contributions	$447	$344
Deferred compensation expense	(1,095)	543
Director fees	153	145
Dues and subscriptions	361	295
FDIC insurance(1)	150	401
Insurance	239	214
Loan processing	143	252
Miscellaneous other expenses	1,320	990
MSR amortization and impairment	335	137
Other taxes	22	90
Outsourced services	62	65
Wealth custodian fees	113	118
Postage	156	202
Provision for (release of) credit losses on off-balance sheet credit exposures	3,015	(121)
Stationary and supplies	145	136
Telephone and data lines	428	424
Temporary help and recruiting	67	206
Travel and entertainment	225	173
Other operating expenses	$6,286	$4,614

(1) Includes a FDIC small bank assessment credit of $292 thousand for the three months ended March 31, 2020. The FDIC notified the Bank during September 2019 that the required deposit insurance fund reserve ratio was met at June 30, 2019, triggering the application of small bank credits. The Bank's total FDIC small bank assessment credit was $1.1 million. There is no assessment credit remaining as of March 31, 2020.

INCOME TAXES

The Corporation recorded an income tax benefit of $3.0 million for the three months ended March 31, 2020 as compared to income tax expense of $2.8 million for the three months ended March 31, 2019. The difference was primarily due to the $14.1 million pre-tax loss for the three months ended March 31, 2020. The effective tax rate for the first quarter of 2020 increased to 20.94% as compared to 20.57% for the first quarter of 2019.

BALANCE SHEET ANALYSIS

Total assets of $4.92 billion as of March 31, 2020 decreased $340.2 million from $5.26 billion as of December 31, 2019. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2020 to December 31, 2019:

	March 31, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
CRE - nonowner-occupied	$1,354,416	36.0%	$1,337,167	36.2%	$17,249	1.3%
CRE - owner-occupied	530,667	14.1	527,607	14.3	3,060	0.6
Home equity lines of credit	209,278	5.6	224,262	6.1	(14,984)	(6.7)
Residential mortgage - 1st liens	710,495	18.9	706,690	19.2	3,805	0.5
Residential mortgage - jr. liens	35,583	0.9	36,843	1.0	(1,260)	(3.4)
Construction	221,116	5.9	202,198	5.5	18,918	9.4
Commercial & Industrial	491,298	13.0	432,227	11.7	59,071	13.7
Consumer	45,951	1.2	57,241	1.6	(11,290)	(19.7)
Leases	168,362	4.5	165,078	4.5	3,284	2.0
Total portfolio loans and leases	3,767,166	100.0	3,689,313	100.0	77,853	2.1
Loans held for sale	2,785		4,249		(1,464)	(34.5)
Total loans and leases	$3,769,951		$3,693,562		$76,389	2.1

Investment Securities

Investment securities available for sale as of March 31, 2020 totaled $516.5 million, as compared to $1.01 billion as of December 31, 2019. The decrease was primarily related to the maturing of $500.0 million of short-term U.S. Treasury securities in the first quarter of 2020.

Deposits

Deposits as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$750,127	19.9%	$944,915	24.6%	$(194,788)	(20.6)%
Money market	1,133,952	30.0	1,106,478	28.8	27,474	2.5
Savings	247,799	6.6	220,450	5.7	27,349	12.4
Retail time deposits	406,828	10.8	405,123	10.5	1,705	0.4
Wholesale non-maturity deposits	198,888	5.3	177,865	4.6	21,023	11.8
Wholesale time deposits	113,392	3.0	89,241	2.3	24,151	27.1
Interest-bearing deposits	2,850,986	75.4	2,944,072	76.6	(93,086)	(3.2)
Noninterest-bearing deposits	927,922	24.6	898,173	23.4	29,749	3.3
Total deposits	$3,778,908	100.0	$3,842,245	100.0	$(63,337)	(1.6)

Borrowings

Borrowings as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$162,045	49.1%	$493,219	74.1%	$(331,174)	(67.1)%
Long-term FHLB advances	47,303	14.3	52,269	7.8	(4,966)	(9.5)
Subordinated notes	98,750	29.9	98,705	14.8	45	—
Junior subordinated debentures	21,798	6.6	21,753	3.3	45	0.2
Total borrowed funds	$329,896	100.0	$665,946	100.0	$(336,050)	(50.5)

Capital

Consolidated shareholders' equity of the Corporation was $593.2 million, or 12.0% of total assets, as of March 31, 2020, as compared to $612.2 million, or 11.6% of total assets, as of December 31, 2019. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of March 31, 2020 and December 31, 2019:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital to risk weighted assets:
BMBC	$557,687	14.62%	$381,474	10.00%
Bank	469,839	12.33	381,096	10.00
Tier I capital to risk weighted assets:
BMBC	412,093	10.80	305,179	8.00
Bank	422,995	11.10	304,877	8.00
Common equity Tier I risk weighted assets:
BMBC	390,990	10.25	247,958	6.50
Bank	422,995	11.10	247,712	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	417,093	8.88	232,138	5.00
Bank	422,995	9.12	231,951	5.00

December 31, 2019
Total capital to risk weighted assets:
BMBC	547,440	14.69	372,690	10.00
Bank	450,212	12.09	372,435	10.00
Tier I capital to risk weighted assets:
BMBC	425,773	11.42	298,152	8.00
Bank	427,250	11.47	297,948	8.00
Common equity Tier I risk weighted assets:
BMBC	404,715	10.86	242,249	6.50
Bank	427,250	11.47	242,083	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	425,773	9.33	228,216	5.00
Bank	427,250	9.37	227,997	5.00

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The March 31, 2020 ratios reflect the Corporation's election of the five-year transition provision.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2020	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2019	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,568.3	90.1%	$1,110.6	67.5%	$457.7	41.2%
FRB of Philadelphia	173.5	100.0	174.3	100.0	(0.8)	(0.5)
Fed Funds Lines (six banks)	74.0	100.0	79.0	100.0	(5.0)	(6.3)
Total	$1,815.8	91.3	$1,363.9	71.8	$451.9	33.1

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $148.8 million in balances as of March 31, 2020 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.1 million for the three months ended March 31, 2020, as compared to PTSP of $2.9 million for the same period in 2019. For the three months ended March 31, 2020, fees for wealth management services increased $776 thousand and insurance commissions decreased $139 thousand as compared to the same period in 2019. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank.

The Banking segment recorded a pre-tax segment loss of $(18.2) million for the three months ended March 31, 2020, as compared to PTSP of $10.5 million for the same period in 2019. The pre-tax segment loss for the three months ended March 31, 2020 was primarily the result of a $30.1 million increase in provision for credit losses on loans and leases, as calculated under the CECL framework, driven by the COVID-19 pandemic.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2020 were $814.3 million, as compared to $828.9 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2020 amounted to $20.4 million, as compared to $20.7 million at December 31, 2019.

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

Contractual Cash Obligations of the Corporation as of March 31, 2020:

(dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Deposits without a stated maturity	$3,258,688	$3,258,688	$—	$—	$—
Wholesale and retail time deposit	520,220	372,628	135,584	11,209	799
Short-term borrowings	162,045	162,045	—	—	—
Long-term FHLB Advances	47,303	7,362	39,941	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	57,645	4,708	8,529	8,128	36,280
Purchase obligations	21,019	6,042	7,663	4,882	2,432
Total	$4,192,720	$3,811,473	$191,717	$24,219	$165,311

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2019 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Impact of COVID-19,” “–Interest Rate Sensitivity,” “– Summary of Interest Rate Simulation,” “Customer Derivatives” and “– Gap Analysis” in this Quarterly Report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.

The adoption of ASU 2016-13 (Topic 326 - Credit Losses) required the implementation of new accounting policies and procedures which changed the Corporation's internal controls over financial reporting for the analysis of the allowance for credit losses and related disclosures. Other than the changes related to the adoption of ASU 2016-13 (Topic 326 - Credit Losses), there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

PART II OTHER INFORMATION.

ITEM 1. Legal Proceedings.

The information required by this Item is set forth in the “Legal Matters” discussion in Note 21 “Contingencies” in the Notes to Unaudited Consolidated Financial Statements in Part I Item I of this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Annual Report includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Corporation. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a commercial lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Annual Report will be heightened.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2020:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2020 – January 31, 2020	1,624	$40.21	—	917,233
February 1, 2020 – February 29, 2020	95,134	$37.85	94,751	822,482
March 1, 2020 – March 31, 2020	113,325	$32.64	112,450	710,032
Total	210,083	$35.37	207,201

(1)On March 31, 2020, 875 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 507 shares on January 5, 2020, 1,117 shares on January 22, 2020, and 383 shares on February 7, 2020.
(3)On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. All share repurchases during the period presented under the 2019 Program were accomplished in open market transactions. As of March 31, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

BRYN MAWR BANK CORPORATION

Date: May 8, 2020	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)