Form 10-Q
period 2020-06-30
BRYN MAWR BANK CORP
filed 2020-08-10
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter ended June 30, 2020

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
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐
Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 4, 2020
Common Stock, par value $1	19,928,481

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$16,408	$11,603
Interest bearing deposits with banks	448,113	42,328
Cash and cash equivalents	464,521	53,931
Investment securities available for sale, at fair value (amortized cost of $517,041 and $1,001,034 as of June 30, 2020 and December 31, 2019, respectively)	530,581	1,005,984
Investment securities held to maturity, at amortized cost (fair value of $12,995 and $12,661 as of June 30, 2020 and December 31, 2019, respectively)	12,592	12,577
Investment securities, trading	7,801	8,621
Loans held for sale	4,116	4,249
Portfolio loans and leases, originated	3,422,890	3,320,816
Portfolio loans and leases, acquired	299,275	368,497
Total portfolio loans and leases	3,722,165	3,689,313
Less: Allowance for credit losses on originated loans and leases	(51,659)	(22,526)
Less: Allowance for credit losses on acquired loans and leases	(3,315)	(76)
Total allowance for credit losses on loans and leases	(54,974)	(22,602)
Net portfolio loans and leases	3,667,191	3,666,711
Premises and equipment, net	61,778	64,965
Operating lease right-of-use assets	39,348	40,961
Accrued interest receivable	15,577	12,482
Mortgage servicing rights	3,440	4,450
Bank owned life insurance	59,728	59,079
Federal Home Loan Bank stock	4,506	23,744
Goodwill	184,012	184,012
Intangible assets	17,303	19,131
Other investments	17,055	16,683
Other assets	181,762	85,679
Total assets	$5,271,311	$5,263,259
Liabilities
Deposits:
Noninterest-bearing	$1,217,496	$898,173
Interest-bearing	3,026,152	2,944,072
Total deposits	4,243,648	3,842,245

Short-term borrowings	28,891	493,219
Long-term FHLB advances	44,837	52,269
Subordinated notes	98,794	98,705
Junior subordinated debentures	21,843	21,753
Operating lease liabilities	43,693	45,258
Accrued interest payable	7,907	6,248
Other liabilities	178,024	91,335
Total liabilities	4,667,637	4,651,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,662,161 and 24,650,051 shares as of June 30, 2020 and December 31, 2019, respectively and outstanding of 19,927,893 and 20,126,296 as of June 30, 2020 and December 31, 2019, respectively	24,662	24,650
Paid-in capital in excess of par value	380,167	378,606
Less: Common stock in treasury at cost - 4,734,268 and 4,523,755 shares as of June 30, 2020 and December 31, 2019, respectively	(88,612)	(81,174)
Accumulated other comprehensive income, net of tax	9,019	2,187
Retained earnings	279,165	288,653
Total Bryn Mawr Bank Corporation shareholders' equity	604,401	612,922
Noncontrolling interest	(727)	(695)
Total shareholders' equity	603,674	612,227
Total liabilities and shareholders' equity	$5,271,311	$5,263,259

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans and leases	$40,690	$44,783	$83,485	$89,620
Interest on cash and cash equivalents	37	73	148	205
Interest on investment securities:
Taxable	2,870	3,494	6,046	6,944
Non-taxable	22	37	46	84
Dividends	2	1	3	3
Total interest income	43,621	48,388	89,728	96,856
Interest expense:
Interest on deposits	4,476	9,655	12,113	17,752
Interest on short-term borrowings	232	357	685	1,300
Interest on FHLB advances and other borrowings	155	269	399	547
Interest on subordinated notes	1,144	1,144	2,289	2,289
Interest on junior subordinated debentures	229	352	524	710
Total interest expense	6,236	11,777	16,010	22,598
Net interest income	37,385	36,611	73,718	74,258
Provision for credit losses on loans and leases	4,302	1,627	36,637	5,363
Net interest income after provision for credit losses on loans and leases	33,083	34,984	37,081	68,895
Noninterest income:
Fees for wealth management services	9,069	11,510	20,237	21,902
Insurance commissions	1,303	1,697	2,836	3,369
Capital markets revenue	2,975	1,489	5,336	3,708
Service charges on deposits	603	852	1,449	1,660
Loan servicing and other fees	452	553	913	1,162
Net gain on sale of loans	3,134	752	3,916	1,071
Net gain (loss) on sale of other real estate owned ("OREO")	—	—	148	(24)
Dividends on FHLB and FRB stock	243	316	687	727
Other operating income	2,787	3,052	3,344	5,899
Total noninterest income	20,566	20,221	38,866	39,474
Noninterest expenses:
Salaries and wages	16,926	17,038	33,915	37,939
Employee benefits	3,221	3,317	6,721	7,483
Occupancy and bank premises	3,033	3,125	6,048	6,377
Furniture, fixtures, and equipment	2,120	2,568	4,551	4,957
Advertising	196	504	597	919
Amortization of intangible assets	910	956	1,828	1,894
Professional fees	1,575	1,316	2,943	2,636
Pennsylvania bank shares tax	116	513	232	922
Data processing	1,479	1,303	2,873	2,623
Other operating expenses	5,060	4,548	11,346	9,162
Total noninterest expenses	34,636	35,188	71,054	74,912
Income before income taxes	19,013	20,017	4,893	33,457
Income tax expense	4,010	4,239	1,053	7,003
Net income	15,003	15,778	3,840	26,454
Net loss attributable to noncontrolling interest	(32)	(7)	(32)	(8)
Net income attributable to Bryn Mawr Bank Corporation	$15,035	$15,785	$3,872	$26,462
Basic earnings per common share	$0.75	$0.78	$0.19	$1.31
Diluted earnings per common share	0.75	0.78	0.19	1.31
Dividends paid or accrued per common share	0.26	0.25	0.52	0.50
Weighted-average basic shares outstanding	19,926,737	20,144,651	19,989,948	20,156,509
Dilutive shares	81,482	99,758	87,211	99,960
Adjusted weighted-average diluted shares	20,008,219	20,244,409	20,077,159	20,256,469

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income attributable to Bryn Mawr Bank Corporation	$15,035	$15,785	$3,872	$26,462

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Unrealized investment gains, net of tax expense of $34, $1,319, $1,804 and $2,441, respectively	127	4,962	6,786	9,181
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $6, $4, $12 and $8, respectively	23	16	46	32

Total other comprehensive income	150	4,978	6,832	9,213

Total comprehensive income	$15,185	$20,763	$10,704	$35,675

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$3,872	$26,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans and leases	36,637	5,363
Depreciation of fixed assets	4,001	3,896
Amortization of operating lease right-of-use assets	1,613	1,828
Net amortization of investment premiums and discounts	1,891	1,316
Net gain on sale of loans	(3,916)	(1,071)
Stock based compensation	1,513	1,987
Amortization and net impairment of mortgage servicing rights	1,010	303
Net accretion of fair value adjustments	(1,989)	(2,285)
Amortization of intangible assets	1,828	1,894
Net (gain) loss on sale of OREO	(148)	24
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(649)	(593)
Other, net	1,216	(832)
Loans originated for sale	(46,750)	(35,781)
Proceeds from loans sold	48,211	35,187
Provision for deferred income taxes	99	51
Change in income taxes payable/receivable, net	(4,963)	6,906
Change in accrued interest receivable	(3,095)	(727)
Change in accrued interest payable	1,659	1,592
Change in operating lease liabilities	(1,565)	(1,726)
Change in other assets	(96,979)	(68,444)
Change in other liabilities	90,831	30,744
Net cash provided by operating activities	34,327	6,094

Investing activities:
Purchases of investment securities available for sale	(120,458)	(121,976)
Purchases of investment securities held to maturity	(1,103)	(1,827)
Proceeds from maturity and paydowns of investment securities available for sale	557,125	238,349
Proceeds from maturity and paydowns of investment securities held to maturity	1,023	273
Net change in FHLB stock	19,238	(147)
Proceeds from calls of investment securities	45,500	43,285
Net change in other investments	(372)	9
Purchase of customer relationships	—	(18)
Net portfolio loan and lease originations	(337,951)	(112,046)
Proceeds from sales of loans originally classified as portfolio loans and leases	302,169	—
Purchases of premises and equipment	(814)	(6,339)
Proceeds from sale of OREO	534	309
Net cash provided by investing activities	464,891	39,872

Financing activities:
Change in deposits	401,624	33,719
Change in short-term borrowings	(464,328)	(44,539)
Dividends paid	(10,438)	(10,086)
Change in long-term FHLB advances and other borrowings	(7,501)	(7,500)
Payment of contingent consideration for business combinations	(507)	(523)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(144)	(45)
Net purchase of treasury stock for deferred compensation plans	(90)	(82)
Net purchase of treasury stock through publicly announced plans	(7,249)	(2,603)
Proceeds from exercise of stock options	5	622
Net cash used in financing activities	(88,628)	(31,037)

Change in cash and cash equivalents	410,590	14,929
Cash and cash equivalents at beginning of period	53,931	48,456
Cash and cash equivalents at end of period	$464,521	$63,385

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$5,922	$4,580
Interest	$14,351	$21,006

Non-cash information:
Change in other comprehensive income	$6,832	$9,213
Change in deferred tax due to change in comprehensive income	$1,816	$2,449
Transfer of loans to OREO and repossessed assets	$386	$72

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended June 30, 2020
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2020	24,655,362	$24,655	$379,495	$(88,540)	$8,869	$269,395	$(695)	$593,179
Net loss attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	15,035	—	15,035
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,265)	—	(5,265)
Other comprehensive income, net of tax expense of $40	—	—	—	—	150	—	—	150
Stock based compensation	—	—	624	—	—	—	—	624
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(63)	—	—	—	(63)
Net treasury stock activity for deferred compensation trusts	—	—	—	(54)	—	—	—	(54)
Common stock issued:
Common stock issued through share-based awards and options exercises	10,615	11	89	—	—	—	—	100
Balance June 30, 2020	24,662,161	$24,662	$380,167	$(88,612)	$9,019	$279,165	$(727)	$603,674

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended June 30, 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2019	24,577,248	$24,577	$375,655	$(76,974)	$(3,278)	$255,813	$(686)	$575,107
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	15,785	—	15,785
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Dividends paid or accrued, $0.25 per share	—	—	—	—	—	(5,102)	—	(5,102)
Other comprehensive income, net of tax expense of $1,323	—	—	—	—	4,978	—	—	4,978
Stock based compensation	—	—	850	—	—	—	—	850
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(11)	—	—	—	(11)
Net treasury stock activity for deferred compensation trusts	—	—	—	(82)	—	—	—	(82)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,546)	—	—	—	(1,546)
Common stock issued:
Common stock issued through share-based awards and options exercises	8,013	9	174	—	—	—	—	183
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Six Months Ended June 30, 2020
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	3,872	—	3,872
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	—	(2,801)	—	(2,801)
Dividends paid or accrued, $0.52 per share	—	—	—	—	—	(10,559)	—	(10,559)
Other comprehensive income, net of tax expense of $1,816	—	—	—	—	6,832	—	—	6,832
Stock based compensation	—	—	1,513	—	—	—	—	1,513
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(144)	—	—	—	(144)
Net treasury stock activity for deferred compensation trusts	—	—	—	(90)	—	—	—	(90)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	15,926	16	89	—	—	—	—	105
Balance June 30, 2020	24,662,161	$24,662	$380,167	$(88,612)	$9,019	$279,165	$(727)	$603,674

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Six Months Ended June 30, 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	26,462	—	26,462
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Dividends paid or accrued, $0.50 per share	—	—	—	—	—	(10,196)	—	(10,196)
Other comprehensive income, net of tax expense of $2,449	—	—	—	—	9,213	—	—	9,213
Stock based compensation	—	—	1,987	—	—	—	—	1,987
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(45)	—	—	—	(45)
Net treasury stock activity for deferred compensation trusts	—	—	—	(82)	—	—	—	(82)
Purchase of treasury stock through publicly announced plans	—	—	—	(2,603)	—	—	—	(2,603)
Common stock issued:
Common stock issued through share-based awards and options exercises	39,913	41	682	—	—	—	—	723
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155

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

The Unaudited Consolidated Financial Statements include the accounts of Bryn Mawr Bank Corporation (“BMBC,” and together with its subsidiaries, the “Corporation”) and its consolidated subsidiaries; BMBC's primary subsidiary is The Bryn Mawr Trust Company (the “Bank”). In connection with the merger of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) with and into BMBC, and the merger of Royal Bank America with and into the Bank (collectively, the "RBPI Merger"), the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II. These two entities are not consolidated per requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”). All significant intercompany balances and transactions are eliminated in consolidation and certain prior-period amounts have been reclassified when necessary in order to conform to the current period presentation.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the current expected credit loss (“CECL”) model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of June 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of June 30, 2020 included commercial and industrial loans and leases.

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

Accrued interest receivable on loans and leases, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $12.5 million as of June 30, 2020 and is excluded from the estimate of credit losses.

B.ACL on Off-Balance Sheet (“OBS”) Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The ACL on OBS credit exposure, included within Other Liabilities on the Consolidated Balance Sheet, is adjusted as a provision for credit loss expense included within other operating expense on the Consolidated Statement of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the bank and applying the loss factors used in the ACL on loans and leases methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for OBS credit exposures that are unconditionally cancellable by the Bank.

The ACL on OBS credit exposure as of June 30, 2020 was $3.3 million. For the three months ended June 30, 2020 the Corporation recorded a $867 thousand release of reserves for credit losses on OBS credit exposures. For the six months ended June 30, 2020, the Corporation recorded a $2.1 million provision for credit losses on OBS credit exposures.

C.Troubled Debt Restructurings (“TDRs”)

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), loans to borrowers experiencing financial difficulty related to the COVID-19 pandemic which were granted short-term modifications after March 1, 2020 and which were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above delinquency criteria (e.g., not more than 30 days past due as of December 31, 2019), the Corporation applies the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were less than 30 days past due as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are also exempt from TDR classification. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. For more information on the Corporation's TDR accounting, see Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report.

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

E.ACL on Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, management considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. Therefore, for those securities, the Corporation does not record expected credit losses. Accrued interest receivable on held to maturity debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $36 thousand as of June 30, 2020 and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $1.9 million at June 30, 2020 and is excluded from the estimate of credit losses.

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2020.

Adopted Pronouncements:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

On January 1, 2020, the Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology. This standard eliminates the Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses line items and establishes the Provision for Credit Losses (“PCL”) and Allowance for Credit Losses (“ACL”) line items.

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

FASB ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

Issued in March 2020, ASU No. 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. Management is currently evaluating the potential impact of ASU 2020-04 on our Consolidated Financial Statements and related disclosures.

Note 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of June 30, 2020 and December 31, 2019 are as follows:

As of June 30, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	113,046	1,120	(17)	114,149
Obligations of state and political subdivisions	4,553	30	—	4,583
Mortgage-backed securities	365,521	12,056	(373)	377,204
Collateralized mortgage obligations	25,171	702	—	25,873
Corporate bonds	8,000	22	—	8,022
Other investment securities	650	—	—	650
Total	$517,041	$13,930	$(390)	$530,581

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,066	$35	$—	$500,101
Obligations of the U.S. government and agencies	102,179	193	(352)	102,020
Obligations of state and political subdivisions	5,366	13	—	5,379
Mortgage-backed securities	360,977	5,182	(157)	366,002
Collateralized mortgage obligations	31,796	195	(159)	31,832
Other investment securities	650	—	—	650
Total	$1,001,034	$5,618	$(668)	$1,005,984

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2020 and December 31, 2019 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$6,005	$(17)	$—	$—	$6,005	$(17)
Mortgage-backed securities	32,503	(373)	—	—	32,503	(373)
Total	$38,508	$(390)	$—	$—	$38,508	$(390)

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$48,497	$(315)	$7,966	$(37)	$56,463	$(352)
Mortgage-backed securities	33,783	(119)	5,977	(38)	39,760	(157)
Collateralized mortgage obligations	6,978	(67)	10,861	(92)	17,839	(159)
Total	$89,258	$(501)	$24,804	$(167)	$114,062	$(668)

As of June 30, 2020, the Corporation’s available for sale investment securities consisted of 392 securities, 14 of which were in an unrealized loss position.

As of June 30, 2020, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of June 30, 2020, approximately 97.0% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

As of June 30, 2020 and December 31, 2019, securities having a fair value of $268.2 million and $156.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$2,511	$2,514	$504,851	$504,890
Due after one year through five years	11,808	11,905	38,710	38,623
Due after five years through ten years	102,829	103,479	53,598	53,457
Due after ten years	9,201	9,606	11,102	11,180
Subtotal	126,349	127,504	608,261	608,150
Mortgage-related securities(1)	390,692	403,077	392,773	397,834
Total	$517,041	$530,581	$1,001,034	$1,005,984

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2020 and December 31, 2019 are as follows:

As of June 30, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,592	$403	$—	$12,995

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,577	$104	$(20)	$12,661

The Corporation had no held to maturity securities with gross unrealized losses as of June 30, 2020. The following table presents the aggregate amount of gross unrealized losses as of December 31, 2019 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,159	$(20)	$—	$—	$3,159	$(20)

As of June 30, 2020, none of the Corporation’s held to maturity investment securities were in an unrealized loss position. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. The bank does not record expected credit losses for these securities. Accrued interest receivable on held to maturity debt securities totaled $36 thousand at June 30, 2020 and is excluded from the estimate of credit losses.

The amortized cost and fair value of held to maturity investment securities as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$12,592	$12,995	$12,577	$12,661

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2020 and December 31, 2019, the Corporation’s investment securities held in trading accounts totaled $7.8 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 4 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details the amortized cost of loans and leases as of the dates indicated:

Loans and Leases
	June 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$4,116	$—	$4,116	$4,249	$—	$4,249
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,252,173	123,731	1,375,904	1,161,815	175,352	1,337,167
Commercial real estate (CRE) - owner-occupied	499,650	43,038	542,688	479,466	48,141	527,607
Home equity lines of credit	182,035	12,732	194,767	209,239	15,023	224,262
Residential mortgage - 1st liens	596,597	98,673	695,270	604,884	101,806	706,690
Residential mortgage - junior liens	32,083	1,561	33,644	34,903	1,940	36,843
Construction	203,833	8,541	212,374	193,307	8,891	202,198
Total real estate loans	2,766,371	288,276	3,054,647	2,683,614	351,153	3,034,767
Commercial & Industrial	451,228	6,301	457,529	425,322	6,905	432,227
Consumer	43,672	90	43,762	54,913	2,328	57,241
Leases	161,619	4,608	166,227	156,967	8,111	165,078
Total portfolio loans and leases	3,422,890	299,275	3,722,165	3,320,816	368,497	3,689,313
Total loans and leases	$3,427,006	$299,275	$3,726,281	$3,325,065	$368,497	$3,693,562
Loans with fixed rates	$1,298,849	$165,053	$1,463,902	$1,251,762	$216,269	$1,468,031
Loans with adjustable or floating rates	2,128,157	134,222	2,262,379	2,073,303	152,228	2,225,531
Total loans and leases	$3,427,006	$299,275	$3,726,281	$3,325,065	$368,497	$3,693,562
Net deferred loan origination fees (costs) included in the above loan table	$210	$—	$210	$(193)	$—	$(193)

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	June 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$178,407	$4,874	$183,281	$174,385	$8,753	$183,138
Unearned lease income	(23,182)	(346)	(23,528)	(23,641)	(813)	(24,454)
Initial direct costs and deferred fees	6,394	80	6,474	6,223	171	6,394
Total Leases	$161,619	$4,608	$166,227	$156,967	$8,111	$165,078

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	June 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$245	$—	$245	$199	$—	$199
CRE - owner-occupied	2,937	1,109	4,046	1,523	2,636	4,159
Home equity lines of credit	741	174	915	636	—	636
Residential mortgage - 1st liens	899	13	912	630	1,817	2,447
Residential mortgage - junior liens	72	—	72	83	—	83
Commercial & Industrial	1,642	331	1,973	1,799	381	2,180
Consumer	36	—	36	19	42	61
Leases	190	29	219	747	136	883
Total non-performing loans and leases	$6,762	$1,656	$8,418	$5,636	$5,012	$10,648

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$538	$920	$—	$1,458	$1,374,201	$1,375,659	$245	$1,375,904
CRE - owner-occupied	995	501	—	1,496	537,146	538,642	4,046	542,688
Home equity lines of credit	214	22	—	236	193,616	193,852	915	194,767
Residential mortgage - 1st liens	4,826	153	—	4,979	689,379	694,358	912	695,270
Residential mortgage - junior liens	—	—	—	—	33,572	33,572	72	33,644
Construction	—	—	—	—	212,374	212,374	—	212,374
Commercial & Industrial	12	271	—	283	455,273	455,556	1,973	457,529
Consumer	9	76	—	85	43,641	43,726	36	43,762
Leases	1,337	148	—	1,485	164,523	166,008	219	166,227
Total portfolio loans and leases	$7,931	$2,091	$—	$10,022	$3,703,725	$3,713,747	$8,418	$3,722,165

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,336,784	$1,336,968	$199	$1,337,167
CRE - owner-occupied	2,462	—	—	2,462	520,986	523,448	4,159	527,607
Home equity lines of credit	354	365	—	719	222,907	223,626	636	224,262
Residential mortgage - 1st liens	1,639	388	—	2,027	702,216	704,243	2,447	706,690
Residential mortgage - junior liens	116	—	—	116	36,644	36,760	83	36,843
Construction	—	—	—	—	202,198	202,198	—	202,198
Commercial & Industrial	—	—	—	—	430,047	430,047	2,180	432,227
Consumer	98	140	—	238	56,942	57,180	61	57,241
Leases	857	594	—	1,451	162,744	164,195	883	165,078
Total portfolio loans and leases	$5,710	$1,487	$—	$7,197	$3,671,468	$3,678,665	$10,648	$3,689,313

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$395	$—	$—	$395	$1,251,533	$1,251,928	$245	$1,252,173
CRE - owner-occupied	995	383	—	1,378	495,335	496,713	2,937	499,650
Home equity lines of credit	112	22	—	134	181,160	181,294	741	182,035
Residential mortgage - 1st liens	1,007	121	—	1,128	594,570	595,698	899	596,597
Residential mortgage - junior liens	—	—	—	—	32,011	32,011	72	32,083
Construction	—	—	—	—	203,833	203,833	—	203,833
Commercial & Industrial	12	271	—	283	449,303	449,586	1,642	451,228
Consumer	9	76	—	85	43,551	43,636	36	43,672
Leases	1,256	147	—	1,403	160,026	161,429	190	161,619
Total portfolio loans and leases	$3,786	$1,020	$—	$4,806	$3,411,322	$3,416,128	$6,762	$3,422,890

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,161,432	$1,161,616	$199	$1,161,815
CRE - owner-occupied	2,462	—	—	2,462	475,481	477,943	1,523	479,466
Home equity lines of credit	254	365	—	619	207,984	208,603	636	209,239
Residential mortgage - 1st liens	890	102	—	992	603,262	604,254	630	604,884
Residential mortgage - junior liens	116	—	—	116	34,704	34,820	83	34,903
Construction	—	—	—	—	193,307	193,307	—	193,307
Commercial & Industrial	—	—	—	—	423,523	423,523	1,799	425,322
Consumer	18	88	—	106	54,788	54,894	19	54,913
Leases	781	566	—	1,347	154,873	156,220	747	156,967
Total portfolio loans and leases	$4,705	$1,121	$—	$5,826	$3,309,354	$3,315,180	$5,636	$3,320,816

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$143	$920	$—	$1,063	$122,668	$123,731	$—	$123,731
CRE - owner-occupied	—	118	—	118	41,811	41,929	1,109	43,038
Home equity lines of credit	102	—	—	102	12,456	12,558	174	12,732
Residential mortgage - 1st liens	3,819	32	—	3,851	94,809	98,660	13	98,673
Residential mortgage - junior liens	—	—	—	—	1,561	1,561	—	1,561
Construction	—	—	—	—	8,541	8,541	—	8,541
Commercial & Industrial	—	—	—	—	5,970	5,970	331	6,301
Consumer	—	—	—	—	90	90	—	90
Leases	81	1	—	82	4,497	4,579	29	4,608
Total portfolio loans and leases	$4,145	$1,071	$—	$5,216	$292,403	$297,619	$1,656	$299,275

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$175,352	$175,352	$—	$175,352
CRE - owner-occupied	—	—	—	—	45,505	45,505	2,636	48,141
Home equity lines of credit	100	—	—	100	14,923	15,023	—	15,023
Residential mortgage - 1st liens	749	286	—	1,035	98,954	99,989	1,817	101,806
Residential mortgage - junior liens	—	—	—	—	1,940	1,940	—	1,940
Construction	—	—	—	—	8,891	8,891	—	8,891
Commercial & Industrial	—	—	—	—	6,524	6,524	381	6,905
Consumer	80	52	—	132	2,154	2,286	42	2,328
Leases	76	28	—	104	7,871	7,975	136	8,111
Total portfolio loans and leases	$1,005	$366	$—	$1,371	$362,114	$363,485	$5,012	$368,497

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

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include a DCF methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and a WARM methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of June 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of June 30, 2020 included commercial and industrial loans and leases.

For the three months ended June 30, 2020, there was a significant change in the economic outlook impacting the ACL on loans and leases. Our CECL model included a sharp deterioration in the Pennsylvania unemployment rate, to levels observed during the last recessionary period, projected to be sustained in the third and fourth quarters of 2020, with a reversion to a long-term 15-year average.

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

The following tables present the activity in the ACL on loans and leases, by portfolio segment, for the three and six months ended June 30, 2020 and 2019:

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, March 31, 2020	$13,329	$4,192	$2,748	$8,316	$517	$6,984	$8,734	$341	$8,909	$54,070
Loans and leases charged-off	—	(1,234)	—	(556)	—	—	(522)	(296)	(1,443)	(4,051)
Recoveries collected	4	—	4	136	—	1	22	57	428	652
PCL on loans and leases	1,998	2,125	(1,125)	302	4	(924)	(246)	338	1,831	4,303
Balance, June 30, 2020	$15,331	$5,083	$1,627	$8,198	$521	$6,061	$7,988	$440	$9,725	$54,974

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	—	(1,233)	(114)	(1,284)	—	—	(1,149)	(590)	(4,069)	(8,439)
Recoveries collected	6	—	4	137	—	2	37	90	692	968
PCL on loans and leases	7,832	3,475	669	4,436	104	5,188	5,424	362	9,147	36,637
Balance, June 30, 2020	$15,331	$5,083	$1,627	$8,198	$521	$6,061	$7,988	$440	$9,725	$54,974

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, March 31, 2019	$6,308	$2,740	$1,222	$2,634	$350	$1,372	$3,507	$439	$2,044	$20,616
Loans and leases charged-off	—	—	(211)	(341)	(56)	—	(20)	(127)	(624)	(1,379)
Recoveries collected	5	—	83	2	4	1	37	7	179	318
PCL on loans and leases	520	(80)	158	349	45	(93)	58	20	650	1,627
Balance, June 30, 2019	$6,833	$2,660	$1,252	$2,644	$343	$1,280	$3,582	$339	$2,249	$21,182

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$5,856	$2,454	$1,140	$2,561	$364	$1,715	$3,166	$303	$1,867	$19,426
Loans and leases charged-off	(1,515)	—	(313)	(682)	(56)	—	(217)	(247)	(1,192)	(4,222)
Recoveries collected	7	—	84	15	4	2	45	25	433	615
PCL on loans and leases	2,485	206	341	750	31	(437)	588	258	1,141	5,363
Balance, June 30, 2019	$6,833	$2,660	$1,252	$2,644	$343	$1,280	$3,582	$339	$2,249	$21,182

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2020:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2020	2019	2018	2017	2016	2015 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$171,485	$454,690	$192,252	$124,010	$120,715	$140,138	$32,668	$—	$1,235,958
	Pass-Watch	332	676	2,963	—	1,686	2,455	—	—	8,112
	Special Mention	17,817	—	10,931	—	—	—	—	—	28,748
	Substandard	2,443	33,386	11,868	4,780	43,235	7,374	—	—	103,086
	Total	$192,077	$488,752	$218,014	$128,790	$165,636	$149,967	$32,668	$—	$1,375,904
CRE - owner-occupied	Pass	$73,670	$111,679	$109,629	$87,028	$51,683	$50,568	$13,430	$—	$497,687
	Pass-Watch	4,914	1,786	—	—	2,401	1,747	441	—	11,289
	Special Mention	3,367	434	3,698	—	—	879	50	—	8,428
	Substandard	3,153	6,746	7,597	860	5,907	858	163	—	25,284
	Total	$85,104	$120,645	$120,924	$87,888	$59,991	$54,052	$14,084	$—	$542,688
Home equity lines of credit	Pass	$98	$887	$332	$123	$276	$2,777	$184,201	$4,327	$193,021
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	831	251	195	58	—	352	59	—	1,746
	Total	$929	$1,138	$527	$181	$276	$3,129	$184,260	$4,327	$194,767
Residential mortgage - 1st liens	Pass	$62,318	$135,324	$91,917	$87,672	$77,890	$228,862	$1,135	$—	$685,118
	Pass-Watch	505	—	—	—	—	265	—	—	770
	Special Mention	—	—	—	—	—	7,505	—	—	7,505
	Substandard	—	86	689	26	977	99	—	—	1,877
	Total	$62,823	$135,410	$92,606	$87,698	$78,867	$236,731	$1,135	$—	$695,270
Residential mortgage - junior liens	Pass	$1,825	$5,056	$9,251	$4,371	$3,412	$9,425	$177	$—	$33,517
	Substandard	55	—	—	—	36	36	—	—	127
	Total	$1,880	$5,056	$9,251	$4,371	$3,448	$9,461	$177	$—	$33,644
Construction	Pass	$85,546	$66,421	$25,739	$10,134	$—	$5,079	$13,033	$—	$205,952
	Pass-Watch	—	—	—	—	—	—	—	—	—
	Substandard	6,422	—	—	—	—	—	—	—	6,422
	Total	$91,968	$66,421	$25,739	$10,134	$—	$5,079	$13,033	$—	$212,374
Commercial & Industrial	Pass	$87,861	$70,042	$70,867	$15,637	$30,559	$23,068	$104,645	$—	$402,679
	Pass-Watch	10,564	7,656	205	3,492	305	916	6,486	—	29,624
	Special Mention	532	—	4,685	212	—	1,127	3,934	—	10,490
	Substandard	1,774	1,962	3,298	1,531	1,307	3,119	1,745	—	14,736
	Total	$100,731	$79,660	$79,055	$20,872	$32,171	$28,230	$116,810	$—	$457,529
Consumer	Pass	$1,154	$4,817	$2,554	$379	$32	$235	$33,401	$—	$42,572
	Substandard	1,154	18	6	12	—	—	—	—	1,190
	Total	$2,308	$4,835	$2,560	$391	$32	$235	$33,401	$—	$43,762
Leases	Pass	$34,974	$69,578	$45,476	$12,391	$3,163	$426	$—	$—	$166,008
	Substandard	—	69	66	68	16	—	—	—	219
	Total	$34,974	$69,647	$45,542	$12,459	$3,179	$426	$—	$—	$166,227
Total portfolio loans and leases		$572,794	$971,564	$594,218	$352,784	$343,600	$487,310	$395,568	$4,327	$3,722,165

(1) Year originated or renewed, whichever is more recent.

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing as of the dates indicated:

As of June 30, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$245	$—	$—
CRE - owner-occupied	4,046	—	—
Home equity lines of credit	915	—	—
Residential mortgage - 1st liens	912	—	—
Residential mortgage - junior liens	72	—	—
Construction	—	—	—
Commercial & Industrial	1,973	—	—
Consumer	—	36	—
Leases	—	219	—
Total non-performing loans and leases	$8,163	$255	$—

As of December 31, 2019
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	2,180	—	—
Consumer	42	19	—
Leases	—	883	—
Total non-performing loans and leases	$9,746	$902	$—

For the three months ended June 30, 2020, $78 thousand of interest income was recognized on nonaccrual loans and leases.

Collateral-dependent loans and leases for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale of the collateral are, in general, individually evaluated for credit losses. Identified shortfalls between the amortized cost of the individually evaluated loan or lease and the value, less selling costs, of the underlying collateral are charged against the ACL. In certain cases, when the loan or lease is serviced by a third-party, and management is unable to process a timely charge-down of the loan or lease, it will assess a specific ACL to the individual loan or lease. This ACL represents the shortfall between the amortized cost and realizable value of the collateral.

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss, as of the dates indicated:

As of June 30, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$245	$—	$—
CRE - owner-occupied	4,046	—	—
Home equity lines of credit	915	—	—
Residential mortgage - 1st liens	912	—	—
Residential mortgage - junior liens	72	—	—
Construction	—	—	—
Commercial & Industrial	—	1,973	—
Consumer	—	36	36
Leases	—	219	165
Total collateral-dependent loans and leases	$6,190	$2,228	$201

As of December 31, 2019
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	—	2,180	—
Consumer	—	61	19
Leases	—	883	60
Total collateral-dependent loans and leases	$7,524	$3,124	$79

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings(1)
(dollars in thousands)	June 30, 2020	December 31, 2019
TDRs included in nonperforming loans and leases	$1,792	$3,018
TDRs in compliance with modified terms	10,013	5,071
Total TDRs	$11,805	$8,089

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

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and six months ended June 30, 2020:

Troubled Debt Restructurings(1)
	For the Three Months Ended June 30, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - nonowner-occupied	2	$1,818	$1,818
Residential mortgage - 1st liens	1	200	200
Construction	4	3,419	3,419
Leases	6	141	141
Total	13	$5,578	$5,578

Troubled Debt Restructurings(1)
	For the Six Months Ended June 30, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - nonowner-occupied	2	$1,818	$1,818
Residential mortgage - 1st liens	1	200	200
Construction	4	3,419	3,419
Leases	6	141	141
Total	13	$5,578	$5,578

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

The following table presents information regarding the types of loan and lease modifications made for the three and six months ended June 30, 2020:

Troubled Debt Restructurings(1)
	Number of Contracts for the Three Months Ended June 30, 2020
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - nonowner-occupied	—	—	—	—	2
Residential mortgage - 1st liens	1	—	—	—	—
Construction	—	—	—	—	4
Leases	—	—	—	6	—
Total	1	—	—	6	6

Troubled Debt Restructurings(1)
	Number of Contracts for the Six Months Ended June 30, 2020
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - nonowner-occupied	—	—	—	—	2
Residential mortgage - 1st liens	1	—	—	—	—
Construction	—	—	—	—	4
Leases	—	—	—	6	—
Total	1	—	—	6	6

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

For the six months ended June 30, 2020, two residential mortgage loans, in the aggregate amount of $228 thousand, and one commercial and industrial loan in the amount of $477 thousand that were modified as a TDR during the past 12 months defaulted and were charged off.

Note 5 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Balance, beginning of period	$4,115	$4,910
Additions	—	—
Amortization	(453)	(156)
Impairment	(222)	(10)
Balance, end of period	$3,440	$4,744

Fair value	$3,440	$5,175
Residential mortgage loans serviced for others	$445,233	$545,743

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Balance, beginning of period	$4,450	$5,047
Additions	—	—
Amortization	(557)	(276)
Impairment	(453)	(27)
Balance, end of period	$3,440	$4,744

As of June 30, 2020, and December 31, 2019, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Fair value amount of MSRs	$3,440	$4,838
Weighted average life (in years)	4.7	6.0
Prepayment speeds (constant prepayment rate)(1)	14.4%	10.5%
Impact on fair value:
10% adverse change	$(151)	$(149)
20% adverse change	(292)	(297)
Discount rate	9.56%	9.55%
Impact on fair value:
10% adverse change	$(88)	$(166)
20% adverse change	(172)	(321)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At June 30, 2020 and December 31, 2019, the fair value of the MSRs was $3.4 million and $4.8 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 6 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the six months ended June 30, 2020:

(dollars in thousands)	Balance December 31, 2019	Additions	Amortization	Balance June 30, 2020	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	6,609	Indefinite
Total Goodwill	184,012	—	—	184,012
Core deposit intangible	4,598	—	(584)	4,014	10 years
Customer relationships	11,820	—	(906)	10,914	5 to 20 years
Non-compete agreements	911	—	(94)	817	5 to 10 years
Trade name	1,651	—	(244)	1,407	3 to 5 years
Domain name	151	—	—	151	Indefinite
Total Intangible Assets	19,131	—	(1,828)	17,303
Total Goodwill and Intangible Assets	$203,143	$—	$(1,828)	$201,315

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2019 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the five months ended June 30, 2020, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets. Management continues to monitor the economic environment as impacted by the COVID-19 pandemic in the markets we serve and resulting effect on the Corporation's long-term forecast.
Note 7 – Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2020	December 31, 2019
Interest-bearing demand	$910,441	$944,915
Money market	1,239,523	1,106,478
Savings	249,636	220,450
Retail time deposits	400,186	405,123
Wholesale non-maturity deposits	146,463	177,865
Wholesale time deposits	79,903	89,241
Total interest-bearing deposits	3,026,152	2,944,072
Noninterest-bearing deposits	1,217,496	898,173
Total deposits	$4,243,648	$3,842,245

Note 8 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Repurchase agreements(1) – commercial customers	$28,891	$10,819
Short-term FHLB advances	—	482,400
Total short-term borrowings	$28,891	$493,219
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at period-end	$28,891	$207,828	$28,891	$207,828
Maximum amount outstanding at any month end	174,431	207,828	174,431	207,828
Average balance outstanding during the period	136,816	68,529	138,700	112,844

Weighted-average interest rate:
As of the period-end	0.10%	2.33%	0.10%	2.33%
Paid during the period	0.68%	2.09%	0.99%	2.32%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of June 30, 2020 and December 31, 2019, the Corporation had $44.8 million and $52.3 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	June 30, 2020	December 31, 2019
Within one year	$4,861	$12,363
Over one year through five years	39,976	39,906
Total	$44,837	$52,269

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	June 30, 2020	December 31, 2019
Bullet maturity – fixed rate	12/9/2020	11/12/2021	1.73%	1.40%	2.13%	$44,837	$52,269

(1) Maturity range, weighted average rate and coupon rate range refers to June 30, 2020 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $4.5 million at June 30, 2020, and $23.7 million at December 31, 2019. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.83 billion as of June 30, 2020 of which the unused capacity was $1.78 billion. In addition, there were $74.0 million in the overnight federal funds line available and $166.8 million of FRB discount window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of June 30, 2020, and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,071	4.25%	$69,009	4.25%
Subordinated notes – due 2025	29,723	4.75	29,696	4.75
Total subordinated notes	$98,794		$98,705

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

Note 10 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns an aggregate of $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million representing the Corporation’s maximum exposure to loss. The junior subordinated debentures incur interest at a coupon rate of 2.46% as of June 30, 2020. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 11 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of June 30, 2020, the Corporation’s leases have remaining lease terms ranging from three months to 22 years including extension options that the Corporation is reasonably certain will be exercised.

The Corporation’s leases include fixed rental payments, and certain of our leases also include variable rental payments where lease payments may increase at pre-determined dates based on the change in the consumer price index. The Corporation’s lease agreements include gross leases as well as leases in which we make separate payments to the lessor for items such as the property taxes assessed on the property or a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and non-lease components for all of our building leases. The Corporation also elected to not recognize right-of-use assets (“ROU assets”) and lease liabilities for short-term leases, which consist of certain leases of the Corporation’s limited-hour retirement community offices.

As of June 30, 2020 the Corporation’s ROU assets and related lease liabilities were $39.3 million and $43.7 million, respectively.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(dollars in thousands)
Operating lease expense	$1,198	$1,333	$2,396	$2,663
Short term lease expense	14	14	29	29
Variable lease expense	308	392	665	810
Sublease income	(8)	(7)	(17)	(16)
Total lease expense	$1,512	$1,732	$3,073	$3,486

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,348	$2,561
ROU assets obtained in exchange for lease liabilities	—	44,944

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of June 30, 2020 are as follows:

June 30, 2020
(dollars in thousands)
2020	$2,357
2021	4,479
2022	4,200
2023	4,047
2024	4,076
2025 and thereafter	37,308
Total lease payments	56,467
Less: imputed interest	12,774
Present value of operating lease liabilities	$43,693

As of June 30, 2020, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 13.94 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2020 is 3.58%.

As of June 30, 2020, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2020, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2020, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of June 30, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of June 30, 2020:
Customer derivatives – interest rate swaps	$970,146	$143,339	$970,146	$143,339
FX forwards	3,528	36	4,116	107
RPAs sold	—	—	14,164	39
RPAs purchased	39,995	358	—	—
Total derivatives	$1,013,669	$143,733	$988,426	$143,485
As of December 31, 2019:
Customer derivatives – interest rate swaps	$790,209	$47,627	$790,209	$47,627
RPAs sold	—	—	4,232	16
RPAs purchased	20,249	90	—	—
Total derivatives	$810,458	$47,717	$794,441	$47,643

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at June 30, 2020 and December 31, 2019 was $157.5 million and $63.8 million, respectively, and is comprised of a combination of cash and investment securities. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $143.3 million and $46.7 million as of June 30, 2020 and December 31, 2019, respectively.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the six months ended June 30, 2020 or 2019.

Note 14 – Shareholders’ Equity

Dividend

On July 20, 2020, BMBC’s Board of Directors declared a regular quarterly dividend of $0.27 per share payable September 1, 2020 to shareholders of record as of August 3, 2020. During the second quarter of 2020, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.26 per share. This dividend totaled $5.3 million, based on outstanding shares and restricted stock units as of April 30, 2020 of 20,251,459 shares.

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

For the three and six months ended June 30, 2020, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three and six months ended June 30, 2020. No other sales of equity securities were executed under the Shelf Registration Statement during the three and six months ended June 30, 2020.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the six months ended June 30, 2020, 338 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $5 thousand. No shares were issued pursuant to the exercise of stock options during the three months ended June 30, 2020. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $624 thousand and $1.5 million for the three and six months ended June 30, 2020.

Stock Repurchases

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019. During the three months ended March 31, 2020, 207,201 shares were repurchased under the 2019 Program at an average price of $34.99. No shares were repurchased during the three months ended June 30, 2020. All share repurchases were accomplished in open market transactions. As of June 30, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

In addition to the 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2020	$10,569	$(1,700)	$8,869
Other comprehensive income	127	23	150
Balance, June 30, 2020	$10,696	$(1,677)	$9,019

Balance, March 31, 2019	$(2,010)	$(1,268)	$(3,278)
Other comprehensive income	4,962	16	4,978
Balance, June 30, 2019	$2,952	$(1,252)	$1,700

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$3,910	$(1,723)	$2,187
Other comprehensive income	6,786	46	6,832
Balance, June 30, 2020	$10,696	$(1,677)	$9,019

Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive income	9,181	32	9,213
Balance, June 30, 2019	$2,952	$(1,252)	$1,700

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three and six months ended June 30, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended June 30,		Affected Income Statement Category
	2020	2019
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$17	$13	Other operating expenses
Income tax effect	(3)	(3)	Income tax expense
Net of income tax	$14	$10	Net income

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Six Months Ended June 30,		Affected Income Statement Category
	2020	2019
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$35	$24	Other operating expenses
Income tax effect	(7)	(5)	Income tax expense
Net of income tax	$28	$19	Net income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except share and per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$15,035	$15,785	$3,872	$26,462
Denominator for basic earnings per share – weighted average shares outstanding	19,926,737	20,144,651	19,989,948	20,156,509
Effect of dilutive common shares	81,482	99,758	87,211	99,960
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,008,219	20,244,409	20,077,159	20,256,469
Basic earnings per share	$0.75	$0.78	$0.19	$1.31
Diluted earnings per share	0.75	0.78	0.19	1.31
Antidilutive shares excluded from computation of average dilutive earnings per share	76,038	14,441	71,260	30,506

Note 17 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and six months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$9,069	$9,069	$—	$11,510	$11,510
Insurance commissions	—	1,303	1,303	—	1,697	1,697
Capital markets revenue(1)	2,975	—	2,975	1,489	—	1,489
Service charges on deposit accounts	603	—	603	852	—	852
Loan servicing and other fees(1)	452	—	452	553	—	553
Net gain on sale of loans(1)	3,134	—	3,134	752	—	752
Dividends on FHLB and FRB stock(1)	243	—	243	316	—	316
Other operating income(2)	2,699	88	2,787	3,026	26	3,052
Total noninterest income	$10,106	$10,460	$20,566	$6,988	$13,233	$20,221

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $733 thousand and $525 thousand for the three months ended June 30, 2020 and 2019, respectively, which are within the scope of ASC 606.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$20,237	$20,237	$—	$21,902	$21,902
Insurance commissions	—	2,836	2,836	—	3,369	3,369
Capital markets revenue(1)	5,336	—	5,336	3,708	—	3,708
Service charges on deposit accounts	1,449	—	1,449	1,660	—	1,660
Loan servicing and other fees(1)	913	—	913	1,162	—	1,162
Net gain on sale of loans(1)	3,916	—	3,916	1,071	—	1,071
Net gain (loss) on sale of OREO	148	—	148	(24)	—	(24)
Dividends on FHLB and FRB stock(1)	687	—	687	727	—	727
Other operating income(2)	3,243	101	3,344	5,852	47	5,899
Total noninterest income	$15,692	$23,174	$38,866	$14,156	$25,318	$39,474

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $1.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the three and six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2020	563	$21.32	$19.09
Forfeited	—	—	—
Expired	—	—	—
Exercised	—	—	—
Options outstanding, June 30, 2020	563	21.32	19.09

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2019	901	$19.33	$16.78
Forfeited	—	—	—
Expired	—	—	—
Exercised	(338)	16.02	12.93
Options outstanding, June 30, 2020	563	21.32	19.09

As of June 30, 2020 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds from exercise of stock options	$—	$82	$5	$622
Related tax benefit recognized	—	18	2	155
Net proceeds of options exercised	$—	$100	$7	$777

Intrinsic value of options exercised	$—	$86	$8	$738

The following table provides information about options outstanding and exercisable at June 30, 2020:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	563	563
Weighted average exercise price	$21.32	$21.32
Aggregate intrinsic value	$4	$4
Weighted average remaining contractual term in years	3.6	3.6

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

For the three and six months ended June 30, 2020, the Corporation recognized $471 thousand and $0.9 million, respectively, of expense related to the Corporation’s RSUs. As of June 30, 2020, there was $2.8 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 2 years.

The following table details the RSUs for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	136,725	$38.02	115,466	$38.57
Granted	—	—	26,818	35.90
Vested	(6,799)	39.82	(11,772)	39.73
Forfeited	—	—	(586)	35.74
Ending balance	129,926	37.92	129,926	37.92

PSUs

For the three and six months ended June 30, 2020, the Corporation recognized $153 thousand and $0.6 million, respectively, of expense related to the PSUs. As of June 30, 2020, there was $2.3 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the PSUs for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	189,808	$37.31	136,271	$37.87
Granted	—	—	53,685	35.90
Vested	—	—	—	—
Forfeited	—	—	(148)	40.35
Ending balance	189,808	37.31	189,808	37.31

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

As of June 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	114,149	—	114,149	—
Obligations of state & political subdivisions	4,583	—	4,583	—
Mortgage-backed securities	377,204	—	377,204	—
Collateralized mortgage obligations	25,873	—	25,873	—
Corporate bonds	8,022	—	8,022	—
Other investment securities	650	—	650	—
Total investment securities available for sale	530,581	100	530,481	—

Investment securities trading:
Mutual funds	7,801	7,801	—	—

Derivatives:
Interest rate swaps	143,339	—	143,339	—
RPAs purchased	358	—	358	—
FX forwards	36	—	36	—
Total derivatives	143,733	—	143,733	—

Total recurring fair value measurements	$682,115	$7,901	$674,214	$—

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,101	$500,101	$—	$—
Obligations of U.S. government & agencies	102,020	—	102,020	—
Obligations of state & political subdivisions	5,379	—	5,379	—
Mortgage-backed securities	366,002	—	366,002	—
Collateralized mortgage obligations	31,832	—	31,832	—
Other investment securities	650	—	650	—
Total investment securities available for sale	1,005,984	500,101	505,883	—

Investment securities trading:
Mutual funds	8,621	8,621	—	—

Derivatives:
Interest rate swaps	47,627	—	47,627	—
RPAs purchased	90	—	90	—
Total derivatives	47,717	—	47,717	—

Total recurring fair value measurements	$1,062,322	$508,722	$553,600	$—

There have been no transfers between levels during the three and six months ended June 30, 2020.

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

Other Real Estate Owned (“OREO”)

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy. The Corporation did not have any OREO at June 30, 2020 or December 31, 2019.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019:

As of June 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$3,440	$—	$—	$3,440
Collateral-dependent loans and leases	8,217	—	—	8,217
Total non-recurring fair value measurements	$11,657	$—	$—	$11,657

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$4,838	$—	$—	$4,838
Impaired loans and leases	15,311	—	—	15,311
Total non-recurring fair value measurements	$20,149	$—	$—	$20,149

During the three and six months ended June 30, 2020, a net decrease and a net increase of $110 thousand and $122 thousand were recorded in the ACL on loans and leases as a result of adjusting the carrying value and estimated fair value of the collateral-dependent loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		June 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$464,521	$464,521	$53,931	$53,931
Investment securities - available for sale	See Note 19	530,581	530,581	1,005,984	1,005,984
Investment securities - trading	See Note 19	7,801	7,801	8,621	8,621
Investment securities – held to maturity	Level 2	12,592	12,995	12,577	12,661
Loans held for sale	Level 2	4,116	4,116	4,249	4,249
Net portfolio loans and leases	Level 3	3,667,191	3,564,380	3,666,711	3,596,268
MSRs	Level 3	3,440	3,440	4,450	4,838
Interest rate swaps	Level 2	143,339	143,339	47,627	47,627
FX forwards	Level 2	36	36	—	—
RPAs purchased	Level 2	358	358	90	90
Other assets	Level 3	37,137	37,137	52,908	52,908
Total financial assets		$4,871,112	$4,768,704	$4,857,148	$4,787,177
Financial liabilities:
Deposits	Level 2	$4,243,648	$4,248,488	$3,842,245	$3,842,014
Short-term borrowings	Level 2	28,891	28,891	493,219	493,219
Long-term FHLB advances	Level 2	44,837	45,664	52,269	52,380
Subordinated notes	Level 2	98,794	91,748	98,705	97,199
Junior subordinated debentures	Level 2	21,843	26,097	21,753	25,652
Interest rate swaps	Level 2	143,339	143,339	47,627	47,627
FX forwards	Level 2	107	107	—	—
RPAs sold	Level 2	39	39	16	16
Other liabilities	Level 3	42,447	42,447	50,251	50,251
Total financial liabilities		$4,623,945	$4,626,820	$4,606,085	$4,608,358

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 2020 and December 31, 2019 were $826.3 million and $828.9 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of June 30, 2020 and December 31, 2019 were $13.2 million and $20.7 million, respectively.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three and six months ended June 30, 2020.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$37,384	$1	$37,385	$36,610	$1	$36,611
PCL on loans and leases	4,302	—	4,302	1,627	—	1,627
Net interest income after PCL on loans and leases	33,082	1	33,083	34,983	1	34,984
Noninterest income:
Fees for wealth management services	—	9,069	9,069	—	11,510	11,510
Insurance commissions	—	1,303	1,303	—	1,697	1,697
Capital markets revenue	2,975	—	2,975	1,489	—	1,489
Service charges on deposit accounts	603	—	603	852	—	852
Loan servicing and other fees	452	—	452	553	—	553
Net gain on sale of loans	3,134	—	3,134	752	—	752
Other operating income	2,942	88	3,030	3,342	26	3,368
Total noninterest income	10,106	10,460	20,566	6,988	13,233	20,221

Noninterest expenses:
Salaries & wages	11,699	5,227	16,926	12,295	4,743	17,038
Employee benefits	2,301	920	3,221	2,338	979	3,317
Occupancy and bank premises	2,535	498	3,033	2,608	517	3,125
Amortization of intangible assets	291	619	910	328	628	956
Professional fees	1,357	218	1,575	1,221	95	1,316
Other operating expenses	7,496	1,475	8,971	7,983	1,453	9,436
Total noninterest expenses	25,679	8,957	34,636	26,773	8,415	35,188
Segment profit	17,509	1,504	19,013	15,198	4,819	20,017
Intersegment (revenues) expenses(1)	(177)	177	—	(125)	125	—
Pre-tax segment profit after eliminations	$17,332	$1,681	$19,013	$15,073	$4,944	$20,017
% of segment pre-tax profit after eliminations	91.2%	8.8%	100.0%	75.3%	24.7%	100.0%
Segment assets (dollars in millions)	$5,221.7	$49.6	$5,271.3	$4,682.0	$54.6	$4,736.6

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$73,716	$2	$73,718	$74,255	$3	$74,258
PCL on loans and leases	36,637	—	36,637	5,363	—	5,363
Net interest income after PCL on loans and leases	37,079	2	37,081	68,892	3	68,895
Noninterest income:
Fees for wealth management services	—	20,237	20,237	—	21,902	21,902
Insurance commissions	—	2,836	2,836	—	3,369	3,369
Capital markets revenue	5,336	—	5,336	3,708	—	3,708
Service charges on deposit accounts	1,449	—	1,449	1,660	—	1,660
Loan servicing and other fees	913	—	913	1,162	—	1,162
Net gain on sale of loans	3,916	—	3,916	1,071	—	1,071
Net gain (loss) on sale of OREO	148	—	148	(24)	—	(24)
Other operating income	3,930	101	4,031	6,579	47	6,626
Total noninterest income	15,692	23,174	38,866	14,156	25,318	39,474

Noninterest expenses:
Salaries & wages	23,558	10,357	33,915	28,070	9,869	37,939
Employee benefits	4,898	1,823	6,721	5,510	1,973	7,483
Occupancy and bank premises	5,051	997	6,048	5,340	1,037	6,377
Amortization of intangible assets	583	1,245	1,828	655	1,239	1,894
Professional fees	2,454	489	2,943	2,384	252	2,636
Other operating expenses	16,732	2,867	19,599	15,252	3,331	18,583
Total noninterest expenses	53,276	17,778	71,054	57,211	17,701	74,912
Segment (loss) profit	(505)	5,398	4,893	25,837	7,620	33,457
Intersegment (revenues) expenses(1)	(355)	355	—	(248)	248	—
Pre-tax segment profit after eliminations	$(860)	$5,753	$4,893	$25,589	$7,868	$33,457
% of segment pre-tax profit after eliminations	(17.6)%	117.6%	100.0%	76.5%	23.5%	100.0%
Segment assets (dollars in millions)	$5,221.7	$49.6	$5,271.3	$4,682.0	$54.6	$4,736.6

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	June 30, 2020	December 31, 2019
Assets under management, administration, supervision and brokerage	$17,012.9	$16,548.1

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first six months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three and six months ended June 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements may include financial and other projections as well as statements regarding the Corporation’s financial goals, future business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words “may,” “might,” “would,” “should,” “could,” “will,” “likely,” “possibly,” “expect,” “anticipate,” “intend,” “indicate,” “estimate,” “target,” “potentially,” “promising,” “probably,” “outlook,” “predict,” “contemplate,” “continue,” “plan,” “strategy,” “forecast,” “project,” “annualized,” “are optimistic,” “are looking,” “are looking forward,” and “believe” or other similar expressions may identify statements that constitute forward-looking statements. Persons reading this Quarterly Report on Form 10-Q are cautioned that such statements are only predictions and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

The COVID-19 pandemic is adversely affecting us, our clients, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition, the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

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
•results of examinations by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) of the Corporation, including the possibility that such regulator may, among other things, require us to increase our allowance for loan losses or to write down assets, or restrict our ability to: engage in new products or services; engage in future mergers or acquisitions; open new branches; pay future dividends; or otherwise take action, or refrain from taking action, in order to correct activities or practices that the Federal Reserve believes may violate applicable law or constitute an unsafe or unsound banking practice;
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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of the Corporation's 2019 Annual Report. All forward-looking statements included in this Quarterly Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Quarterly Report or incorporated documents. For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the SEC, including our 2019 Annual Report, as updated by our quarterly or other reports subsequently filed with the SEC.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”, together with subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 43 banking locations, five wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of June 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of June 30, 2020 included leases and commercial and industrial loans.

Impact of COVID-19

In the first quarter of 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19. Our banking products and services are delivered primarily in Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware, each of which had a stay at home order in place and had closed all non-essential businesses during a period of the second quarter of 2020.

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

On April 9, 2020, the Federal Reserve took additional steps to bolster the economy by providing additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve has taken other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implementing programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, has also issued interagency guidance to financial institutions that are working with borrowers affected by the COVID-19 pandemic.

We participated in the PPP and during the second quarter of 2020 originated 1,866 loans with a recorded investment of $307.9 million. Recognizing the significance of operational risk that this portfolio poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, management decided that it is in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in late June the Bank sold substantially all of its PPP loans to The Loan Source, Inc., which, together with its servicing partner, ACAP SME, LLC, have taken over the forgiveness and ongoing servicing process for the PPP loans. In connection with the sale, the Corporation recognized a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The remaining loans within the Bank's PPP portfolio were sold in the third quarter of 2020 and did not result in a material impact on our Consolidated Financial Statements. Also, the Corporation recognized $1.8 million of net deferred PPP loan origination fees during the second quarter of 2020, which is included within interest and fees on loans and leases on the Consolidated Statement of Income.

To provide relief from the economic impacts of COVID-19, the Corporation has offered assistance to our commercial, consumer and small business clients by waiving fees for early CD redemptions, overdrafts, and minimum deposit balance requirements, as well as implemented consumer and commercial loan modification programs.

The Corporation’s modification program for consumer credit products includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of June 30, 2020, 209 consumer loans in the amount of $48.3 million were within their deferral periods under the program. As the Bank continues to receive and process applications, management expects additional modifications under the program.

The Corporation’s modification programs for commercial loan and lease products include a three- or six-month deferral of principal and interest or a three- or six-month period of interest-only payments, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. As of June 30, 2020 1,532 commercial loans and leases in the amount of $721.9 million were within their deferral periods under the program. As the Bank continues to receive and process applications, management expects additional modifications under the program.

Based on the provisions of the CARES Act, short-term COVID-19 related modifications to consumer and commercial loans that were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were less than 30 days past due as of the loan modification program implementation date are not considered TDRs. For more information, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies and Note 4 –Loans and Leases to the Unaudited Consolidated Financial Statements.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of June 30, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

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

Three Month Results of Operations

•Net income attributable to the Corporation was $15.0 million, or $0.75 diluted earnings per share, for the three months ended June 30, 2020 as compared to $15.8 million, or $0.78 diluted earnings per share for the same period in 2019.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended June 30, 2020 were 10.07% and 1.16%, respectively, as compared to ROAE and ROAA of 10.89% and 1.36% respectively, for the same period in 2019.

•Tax-equivalent net interest income increased $741 thousand, or 2.0%, to $37.5 million for the three months ended June 30, 2020, as compared to $36.7 million for the same period in 2019.

•Provision for credit losses (“PCL”) on loans and leases of $4.3 million for the three months ended June 30, 2020 was an increase of $2.7 million from the $1.6 million PCL on loans and leases recorded for the same period in 2019.

•Noninterest income of $20.6 million for the three months ended June 30, 2020 increased $345 thousand as compared to $20.2 million for the same period in 2019.

•Capital markets revenue of $3.0 million for the three months ended June 30, 2020 increased $1.5 million as compared to the same period in 2019. Fees for wealth management services and insurance commissions of $9.1 million and $1.3 million, respectively, for the three months ended June 30, 2020 decreased $2.4 million and $394 thousand, respectively, as compared to the same period in 2019.

•Noninterest expense of $34.6 million for the three months ended June 30, 2020 decreased $552 thousand, from $35.2 million for the same period in 2019.

Six Month Results of Operations

•Net income attributable to the Corporation for the six months ended June 30, 2020 was $3.9 million, a decrease of $22.6 million as compared to $26.5 million for the same period in 2019. Diluted earnings per share was $0.19 for the six months ended June 30, 2020 as compared to $1.31 for the same period in 2019.

•ROAE and ROAA for the six months ended June 30, 2020 were 1.28% and 0.15%, respectively, as compared to 9.25% and 1.16% respectively, for the same period in 2019.

•Tax-equivalent net interest income decreased $595 thousand, or 0.8%, to $73.9 million for the six months ended June 30, 2020, as compared to $74.5 million for the same period in 2019.

•PCL on loans and leases of $36.6 million for the six months ended June 30, 2020 was an increase of $31.2 million from the $5.4 million PCL on loans and leases recorded for the same period in 2019.

•Noninterest income of $38.9 million for the six months ended June 30, 2020 decreased $608 thousand as compared to $39.5 million for the same period in 2019.

•Capital markets revenue of $5.3 million for the six months ended June 30, 2020 increased $1.6 million as compared to the same period in 2019. Fees for wealth management services of $20.2 million for the six months ended June 30, 2020 decreased $1.7 million as compared to the same period in 2019. Insurance commissions of $2.8 million for the six months ended June 30, 2020 decreased $533 thousand as compared to the same period in 2019.

•Noninterest expense of $71.1 million for the six months ended June 30, 2020 decreased $3.8 million, from $74.9 million for the same period in 2019.

Changes in Financial Condition

•Total assets of $5.27 billion as of June 30, 2020 increased $8.1 million from $5.26 billion as of December 31, 2019.

•Total shareholders’ equity of $603.7 million as of June 30, 2020 decreased $8.5 million from $612.2 million as of December 31, 2019.

•Total portfolio loans and leases as of June 30, 2020 were $3.72 billion, an increase of $32.9 million from $3.69 billion as of December 31, 2019.

•Total non-performing loans and leases of $8.4 million represented 0.23% of portfolio loans and leases as of June 30, 2020 as compared to $10.6 million, or 0.29% of portfolio loans and leases as of December 31, 2019.

•The $55.0 million ACL on loans and leases, as of June 30, 2020, represented 1.48% of portfolio loans and leases, as compared to $22.6 million or 0.61% of portfolio loans and leases as of December 31, 2019.

•Total deposits of $4.24 billion as of June 30, 2020 increased $401.4 million from $3.84 billion as of December 31, 2019.

•Wealth assets under management, administration, supervision and brokerage as of June 30, 2020 were $17.01 billion, an increase of $464.8 million from $16.55 billion as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2020 and 2019 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average equity	10.07%	10.89%	1.28%	9.25%
Return on average assets	1.16	1.36	0.15	1.16
Tax-equivalent net interest margin	3.22	3.55	3.30	3.65
Equity to assets ratio	11.49	12.50	12.07	12.54
Basic earnings per share	$0.75	$0.78	$0.19	$1.31
Diluted earnings per share	0.75	0.78	0.19	1.31
Dividends paid or accrued per share	0.26	0.25	0.52	0.50
Dividends paid or accrued per share to net income per basic common share	34.7%	32.1%	273.7%	38.2%

The following table presents certain key period-end balances and ratios as of June 30, 2020 and December 31, 2019:

(dollars in millions, except per share amounts)	June 30, 2020	December 31, 2019
Book value per share	$30.29	$30.42
ACL on loans and leases as a percentage of portfolio loans and leases	1.48%	0.61%
Tier I capital to risk weighted assets	11.27	11.42
Loan to deposit ratio	87.7	96.0
Wealth assets under management, administration, supervision and brokerage	$17,012.9	$16,548.1
Portfolio loans and leases	3,722.2	3,689.3
Total assets	5,271.3	5,263.3
Total shareholders’ equity	603.7	612.2

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and six months ended June 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of June 30, 2020 as compared to December 31, 2019.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The below table presents a summary, for the three and six months ended June 30, 2020 and 2019, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended June 30, 2020 Compared to the Same Period in 2019

For the three months ended June 30, 2020, tax-equivalent net interest income increased $741 thousand, or 2.0%, to $37.5 million, as compared to $36.7 million for the same period in 2019.

Items contributing to the increase in tax-equivalent net interest income included a decrease of $5.2 million in interest paid on deposits, partially offset by decreases of $4.1 million and $642 thousand in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, for the three months ended June 30, 2020 as compared to the same period in 2019.

Interest expense on deposits for the three months ended June 30, 2020 decreased $5.2 million as compared to the same period in 2019. The decrease was primarily due to a 78 basis point decrease in the rate paid on average interest-bearing deposits for the three months ended June 30, 2020 as compared to the same period in 2019. The effect of the decrease in the tax-equivalent rate paid was partially offset by an increase of $174.3 million in average interest-bearing deposits for the three months ended June 30, 2020 as compared to the same period in 2019.

Tax-equivalent interest and fees earned on loans and leases for the three months ended June 30, 2020 decreased $4.1 million as compared to the same period in 2019. The decrease was primarily due to a 95 basis point decrease in the tax-equivalent yield on average loans and leases for the three months ended June 30, 2020 as compared to the same period in 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $415.8 million in average loans and leases for the three months ended June 30, 2020 as compared to same period in 2019. Included in tax-equivalent interest and fees earned on loans and leases for the three months ended June 30, 2020 was the recognition of $1.8 million of net deferred PPP loan origination fees.

Tax-equivalent interest income on available for sale investment securities for the three months ended June 30, 2020 decreased $642 thousand as compared to the same period in 2019. The decrease was primarily due to a 27 basis point decrease in the tax-equivalent yield on average available for sale investment securities for the three months ended June 30, 2020 as compared to the same period in 2019 coupled with a decrease of $47.1 million in average available for sale investment securities for the three months ended June 30, 2020 as compared to the same period in 2019.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019

For the six months ended June 30, 2020, tax-equivalent net interest income decreased $595 thousand, or 0.8%, to $73.9 million, as compared to $74.5 million for the same period in 2019.

Items contributing to the decrease in tax-equivalent net interest income included decreases of $6.2 million and $967 thousand in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, for the six months ended June 30, 2020 as compared to the same period in 2019. The effect of these decreases on tax-equivalent net interest income were partially offset by decreases of $5.6 million and $615 thousand in interest paid on deposits and interest paid on and short-term borrowings, respectively, for the six months ended June 30, 2020 as compared to the same period in 2019.

Tax-equivalent interest and fees earned on loans and leases for the six months ended June 30, 2020 decreased $6.2 million as compared to the same period in 2019. The decrease was primarily due to an 80 basis point decrease in the tax-equivalent yield on average loans and leases for the six months ended June 30, 2020 as compared to the same period in 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $338.1 million in average loans and leases for the six months ended June 30, 2020 as compared to same period in 2019. Included in tax-equivalent interest and fees earned on loans and leases for the six months ended June 30, 2020 was the recognition of $1.8 million of net deferred PPP loan origination fees.

Tax-equivalent interest income on available for sale investment securities for the six months ended June 30, 2020 decreased $967 thousand as compared to the same period in 2019. The decrease was primarily due to a 20 basis point decrease in the tax-equivalent yield on average available for sale investment securities for the six months ended June 30, 2020 as compared to the same period in 2019 coupled with a decrease of $39.8 million in average available for sale investment securities for the six months ended June 30, 2020 as compared to the same period in 2019.

Interest expense on deposits for the six months ended June 30, 2020 decreased $5.6 million as compared to the same period in 2019. The decrease was primarily due to a 47 basis point decrease in the rate paid on average interest-bearing deposits for the six months ended June 30, 2020 as compared to the same period in 2019. The effect of the decrease in the rate paid was partially offset by an increase of $176.6 million in average interest-bearing deposits for the six months ended June 30, 2020 as compared to the same period in 2019.

Interest expense on short-term borrowings for the six months ended June 30, 2020 decreased $615 thousand as compared to the same period in 2019. The decrease was primarily due to a 133 basis point decrease in the rate paid on average short-term borrowings for the six months ended June 30, 2020 as compared to the same period in 2019. The effect of the decrease in the rate paid was partially offset by an increase of $25.9 million in average short-term borrowings for the six months ended June 30, 2020 as compared to the same period in 2019.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$195,966	$37	0.08%	$37,843	$73	0.77%
Investment securities - available for sale:
Taxable	516,823	2,775	2.16	560,999	3,400	2.43
Tax-exempt(4)	4,572	26	2.29	7,530	43	2.29
Total investment securities – available for sale	521,395	2,801	2.16	568,529	3,443	2.43
Investment securities – held to maturity	13,126	73	2.24	10,417	71	2.73
Investment securities – trading	7,800	24	1.24	8,572	24	1.12
Loans and leases(1)(2)(3)(4)	3,940,032	40,779	4.16	3,524,219	44,903	5.11
Total interest-earning assets	4,678,319	43,714	3.76	4,149,580	48,514	4.69
Cash and due from banks	16,263			13,725
ACL on loans and leases	(54,113)			(20,844)
Other assets	585,605			509,164
Total assets	$5,226,074			$4,651,625
Liabilities:
Savings, NOW, and market rate accounts	$2,313,150	$2,341	0.41	$1,928,755	$5,040	1.05
Wholesale deposits	245,052	486	0.80	345,782	2,143	2.49
Retail time deposits	410,911	1,649	1.61	520,317	2,472	1.91
Total interest-bearing deposits	2,969,113	4,476	0.61	2,794,854	9,655	1.39
Short-term borrowings	136,816	232	0.68	68,529	357	2.09
Long-term FHLB advances	46,161	155	1.35	52,397	269	2.06
Subordinated notes	98,770	1,144	4.66	98,587	1,144	4.65
Junior subordinated debt	21,814	229	4.22	21,637	352	6.53
Total interest-bearing liabilities	3,272,674	6,236	0.77	3,036,004	11,777	1.56
Noninterest-bearing deposits	1,126,139			909,945
Other liabilities	226,698			124,211
Total noninterest-bearing liabilities	1,352,837			1,034,156
Total liabilities	4,625,511			4,070,160
Shareholders’ equity	600,563			581,465
Total liabilities and shareholders’ equity	$5,226,074			$4,651,625
Net interest spread			2.99			3.13
Effect of noninterest-bearing sources			0.23			0.42
Net interest income/margin on earning assets(4)		$37,478	3.22		$36,737	3.55
Tax-equivalent adjustment(4)		$93	0.01%		$126	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes net accretion of deferred fees of $258 thousand and $634 thousand for the three months ended June 30, 2020 and 2019, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2020 and 2019.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$123,148	$148	0.24%	$35,306	$205	1.17%
Investment securities - available for sale:
Taxable	516,534	5,840	2.27	552,391	6,763	2.47
Tax-exempt(4)	4,740	54	2.29	8,656	98	2.28
Total investment securities – available for sale	521,274	5,894	2.27	561,047	6,861	2.47
Investment securities – held to maturity	13,160	160	2.44	9,615	138	2.89
Investment securities – trading	8,164	49	1.21	8,103	46	1.14
Loans and leases(1)(2)(3)(4)	3,839,208	83,677	4.38	3,501,107	89,861	5.18
Total interest-earning assets	4,504,954	89,928	4.01	4,115,178	97,111	4.76
Cash and due from banks	14,371			14,068
Allowance for loan and lease losses	(39,950)			(20,368)
Other assets	556,120			489,794
Total assets	$5,035,495			$4,598,672
Liabilities:
Savings, NOW, and market rate accounts	$2,255,215	$7,322	0.65	$1,863,790	$8,804	0.95
Wholesale deposits	249,186	1,463	1.18	344,247	4,155	2.43
Retail time deposits	407,011	3,328	1.64	526,820	4,793	1.83
Total interest-bearing deposits	2,911,412	12,113	0.84	2,734,857	17,752	1.31
Short-term borrowings	138,700	685	0.99	112,844	1,300	2.32
Long-term FHLB advances	46,748	399	1.72	53,883	547	2.05
Subordinated notes	98,748	2,289	4.66	98,564	2,289	4.68
Junior subordinated debt	21,791	524	4.84	21,616	710	6.62
Total interest-bearing liabilities	3,217,399	16,010	1.00	3,021,764	22,598	1.51
Noninterest-bearing deposits	1,010,202			890,941
Other liabilities	200,107			109,165
Total noninterest-bearing liabilities	1,210,309			1,000,106
Total liabilities	4,427,708			4,021,870
Shareholders’ equity	607,787			576,802
Total liabilities and shareholders’ equity	$5,035,495			$4,598,672
Net interest spread			3.01			3.25
Effect of noninterest-bearing sources			0.29			0.40
Net interest income/margin on earning assets(4)		$73,918	3.30		$74,513	3.65
Tax-equivalent adjustment(4)		$200	0.01%		$255	0.01%
(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $620 thousand and $919 thousand for the six months ended June 30, 2020 and 2019, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2020 and 2019.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2020 as compared to the same period in 2019, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2020 Compared to 2019
(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$1,264	$(1,300)	$(36)	$1,056	$(1,113)	$(57)
Investment securities - taxable	(211)	(412)	(623)	(337)	(561)	(898)
Investment securities -nontaxable	(17)	—	(17)	(45)	1	(44)
Loans and leases	25,614	(29,738)	(4,124)	20,061	(26,245)	(6,184)
Total interest income	26,650	(31,450)	(4,800)	20,735	(27,918)	(7,183)
Interest expense:
Savings, NOW and market rate accounts	5,765	(8,464)	(2,699)	4,274	(5,756)	(1,482)
Wholesale deposits	(625)	(1,032)	(1,657)	(1,146)	(1,546)	(2,692)
Retail time deposits	(518)	(305)	(823)	(1,083)	(382)	(1,465)
Short-term borrowings	1,587	(1,712)	(125)	754	(1,369)	(615)
Long-term FHLB advances	(32)	(82)	(114)	(72)	(76)	(148)
Subordinated notes	—	—	—	12	(12)	—
Junior subordinated debt	20	(143)	(123)	17	(203)	(186)
Total interest expense	6,197	(11,738)	(5,541)	2,756	(9,344)	(6,588)
Interest differential	$20,453	$(19,712)	$741	$17,979	$(18,574)	$(595)

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2020 and 2019.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.22% for the three months ended June 30, 2020 was a 33 basis point decrease from 3.55% for the same period in 2019. The decrease in the tax-equivalent net interest margin was primarily due to the reduced interest rates during the three months ended June 30, 2020 as compared to the same period in 2019 and driven by management's active balance sheet management in the current interest rate environment.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
2nd Quarter 2020	3.76%	0.77%	2.99%	0.23%	3.22%
1st Quarter 2020	4.29	1.24	3.05	0.33	3.38
4th Quarter 2019	4.39	1.41	2.98	0.38	3.36
3rd Quarter 2019	4.69	1.55	3.14	0.40	3.54
2nd Quarter 2019	4.69	1.56	3.13	0.42	3.55

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2020		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2019
	Amount	Percentage	Amount	Percentage
+300 basis points	$5,902	4.13%	$15,357	10.52%
+200 basis points	4,291	3.01	10,217	7.00
+100 basis points	2,534	1.78	5,079	3.48
-100 basis points	(894)	0.63	(6,817)	(4.67)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2020 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is significantly less asset sensitive in a rising-rate environment as of June 30, 2020 than it was as of December 31, 2019. Rates declined significantly during the quarter due to economic conditions related to the COVID-19 pandemic. The Bank responded to these concerns by decreasing rates on deposit accounts to offset some of the decline that it would experience on the asset side. The reduction of loss of net interest income as rates decline 100 basis points is partially the result of floor rates being implemented on the asset side as well as the inability for rates to decline much further on the deposit side.

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

The following table presents the Corporation’s gap analysis as of June 30, 2020:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$448.1	$—	$—	$—	$—	$448.1
Investment securities(1)	89.2	123.1	231.0	107.7	—	551.0
Loans and leases(2)	1,374.6	497.1	1,395.0	459.6	—	3,726.3
ACL on loans and leases	—	—	—	—	(55.0)	(55.0)
Cash and due from banks	—	—	—	—	16.4	16.4
Operating lease right-of-use assets	0.7	2.2	10.4	26.0	—	39.3
Other assets	—	—	—	—	545.2	545.2
Total assets	1,912.6	622.4	1,636.4	593.3	506.6	5,271.3
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	34.5	103.5	355.9	723.6	—	1,217.5
Savings, NOW and market rate	92.7	278.0	898.8	1,130.1	—	2,399.6
Time deposits	92.1	207.6	99.2	1.3	—	400.2
Wholesale non-maturity deposits	146.5	—	—	—	—	146.5
Wholesale time deposits	0.5	43.4	36.0	—	—	79.9
Short-term borrowings	28.9	—	—	—	—	28.9
Long-term FHLB advances	—	5.0	39.8	—	—	44.8
Subordinated notes	30.0	—	68.8	—	—	98.8
Junior subordinated debentures	21.8	—	—	—	—	21.8
Operating lease liabilities	0.8	2.4	11.6	28.9	—	43.7
Other liabilities	—	—	—	—	185.9	185.9
Shareholders’ equity	21.6	64.7	345.0	172.4	—	603.7
Total liabilities and shareholders’ equity	469.4	704.6	1,855.1	2,056.3	185.9	5,271.3
Interest-earning assets	1,911.9	620.2	1,626.0	567.3	—	4,725.4
Interest-bearing liabilities	412.5	534.0	1,142.6	1,131.4	—	3,220.5
Difference between interest-earning assets and interest-bearing liabilities	1,499.4	86.2	483.4	(564.1)	—	1,504.9
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,499.4	$1,585.6	$2,069.0	$1,504.9	$—	$1,504.9
Cumulative earning assets as a % of cumulative interest-bearing liabilities	463%	268%	199%	147%

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

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

For the three and six months ended June 30, 2020, the Corporation recorded a PCL on loans and leases of $4.3 million and $36.6 million, respectively, bringing the June 30, 2020 ACL to $55.0 million, or 1.48% of portfolio loans and leases, as compared to an ACL of $21.2 million, or 0.60% of portfolio loans and leases, as of June 30, 2019. The ACL at June 30, 2020 reflects management's current estimate of expected future credit losses considering the adverse economic indicators and other assumptions largely driven by the COVID-19 pandemic. Net charge-offs for the three months ended June 30, 2020 were $3.4 million as compared to $1.1 million for the same period in 2019. Net charge-offs for the six months ended June 30, 2020 were $7.5 million as compared to $3.6 million for the same period in 2019.

The following table details the allocation of the ACL as of the dates indicated:

Allocation of ACL
	June 30, 2020		December 31, 2019
(dollars in thousands)	ACL	% Loans and Leases to Total Loans and Leases	ACL	% Loans and Leases to Total Loans and Leases
CRE - nonowner-occupied	$15,331	37.0%	$7,960	36.2%
CRE - owner-occupied	5,083	14.6	2,825	14.3
Home equity lines of credit	1,627	5.2	1,114	6.1
Residential mortgage - 1st liens	8,198	18.7	2,501	19.2
Residential mortgage - junior liens	521	0.9	338	1.0
Construction	6,061	5.7	1,230	5.5
Commercial & Industrial	7,988	12.3	3,835	11.7
Consumer	440	1.2	438	1.6
Leases	9,725	4.5	2,361	4.5
Total ACL on loans and leases	$54,974	100.0%	$22,602	100.0%

Asset Quality and Analysis of Credit Risk

As of June 30, 2020, total nonperforming loans and leases decreased by $2.2 million to $8.4 million, representing 0.23% of portfolio loans and leases, as compared to $10.6 million, or 0.29% of portfolio loans and leases, as of December 31, 2019. The decrease in nonperforming loans and leases was related to pay-offs and pay-downs of $2.4 million, charge-offs of $2.7 million, transfers to OREO of $380 thousand and the sale of $1.7 million of loans and leases classified as nonperforming as of December 31, 2019, offset by the addition of $5.0 million of new nonperforming loans and leases during the six months ended June 30, 2020. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of June 30, 2020, the ACL on loans and leases of $55.0 million represented 1.48% of portfolio loans and leases, an increase of 87 basis points from December 31, 2019. The significant increase was driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of June 30, 2020 as compared to our initial adoption of CECL effective January 1, 2020.

As of June 30, 2020, the Corporation had $11.8 million of TDRs, of which $10.0 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $8.1 million of TDRs, of which $5.1 million were in compliance with modified terms, and were excluded from non-performing loans and leases. As of June 30, 2020, 1,690 loan and lease modifications totaling $768.2 million, which were related to COVID-19 and were not classified as TDRs, had been completed. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not classified as TDRs, see COVID-19 Impact within ITEM 2. Management’s

Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonperforming Assets:
Nonperforming loans and leases	$8,418	$10,648
Other real estate owned	—	—
Total nonperforming assets	$8,418	$10,648

Troubled Debt Restructurings(1):
TDRs included in non-performing loans	$1,792	$3,018
TDRs in compliance with modified terms	10,013	5,071
Total TDRs	$11,805	$8,089

Loan and Lease quality indicators:
Allowance for credit losses on loans and leases to nonperforming loans and leases	653.1%	212.3%
Nonperforming loans and leases to total portfolio loans and leases	0.23	0.29
Allowance for credit losses on loans and leases to total portfolio loans and leases	1.48	0.61
Nonperforming assets to total loans and leases and OREO	0.23	0.29
Nonperforming assets to total assets	0.16	0.20
Total portfolio loans and leases	$3,722,165	$3,689,313
Allowance for credit losses on loans and leases	54,974	22,602
(1) For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see COVID-19 Impact within ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

NONINTEREST INCOME

Three Months Ended June 30, 2020 Compared to the Same Period in 2019

Noninterest income of $20.6 million for the three months ended June 30, 2020 increased $345 thousand as compared to $20.2 million for the same period in 2019. The increase was primarily due to increases of $2.4 million and $1.5 million in net gain on sale of loans and capital markets revenue, respectively, partially offset by decreases of $2.4 million, $394 thousand, $265 thousand, and $249 thousand in fees for wealth management services, insurance commissions, other operating income, and service charges on deposits, respectively. The increase in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease in fees for wealth management services was primarily driven by $2.2 million of costs incurred in the second quarter of 2020 associated with the wind-down of BMT Investment Advisers.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019

Noninterest income of $38.9 million for the six months ended June 30, 2020 decreased $608 thousand as compared to $39.5 million for the same period in 2019. The decrease was primarily due to decreases of $2.6 million, $1.7 million, and $533 thousand in other operating income, fees for wealth management services, and insurance commissions, respectively, partially offset by increases of $2.8 million and $1.6 million in net gain on sale of loans and capital markets revenue, respectively. The increase in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease in fees for wealth management services was primarily driven by $2.2 million of costs incurred in the second quarter of 2020 associated with the wind-down of BMT Investment Advisers.

The following table provides details of other operating income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Visa debit card income	$643	$431	$1,174	$850
BOLI income	330	303	650	597
Commissions and fees	264	344	568	699
Safe deposit box rentals	82	87	162	171
Other investment income	20	411	39	447
Rental income	8	7	17	16
Gain on trading investments	1,017	214	39	946
Recovery of purchase accounting fair value loan mark	—	36	—	48
Miscellaneous other income	423	1,219	695	2,125
Other operating income	$2,787	$3,052	$3,344	$5,899

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage originations	$38,771	$49,614	$68,134	$84,058
Mortgage loans sold:
Servicing retained	—	—	—	—
Servicing released	31,984	21,979	46,883	31,197
Total mortgage loans sold	$31,984	$21,979	$46,883	$31,197
Percentage of originated mortgage loans sold	82.5%	44.3%	68.8%	37.1%
Servicing retained %	—	—	—	—
Servicing released %	100.0	100.0	100.0	100.0
Residential mortgage loans serviced for others	$445,233	$545,743	$445,233	$545,743
Mortgage servicing rights	3,440	4,744	3,440	4,744
Gain on sale of mortgage loans	615	622	1,213	883
Loan servicing and other fees	452	553	913	1,162
Amortization of MSRs	453	156	557	276
Impairment of MSRs	(222)	(10)	(453)	(27)

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Market value	$6,661,996	$6,001,999	$6,977,009	$6,396,399	$6,346,861
Fixed fee	10,350,908	9,591,733	9,571,051	9,213,387	8,468,437
Total	$17,012,904	$15,593,732	$16,548,060	$15,609,786	$14,815,298

	Percentage of Wealth Assets as of:
Fee Basis	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Market value	39.2%	38.5%	42.2%	41.0%	42.8%
Fixed fee	60.8%	61.5%	57.8%	59.0%	57.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Market value	$5,525	$8,131	$8,126	$7,924	$7,802
Fixed fee	3,544	3,037	3,546	2,902	3,708
Total	$9,069	$11,168	$11,672	$10,826	$11,510

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Market value	60.9%	72.8%	69.6%	73.2%	67.8%
Fixed fee	39.1%	27.2%	30.4%	26.8%	32.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

NONINTEREST EXPENSE

Three Months Ended June 30, 2020 Compared to the Same Period in 2019

Noninterest expense of $34.6 million for the three months ended June 30, 2020 decreased $552 thousand as compared to $35.2 million for the same period in 2019. The decrease was primarily due to decreases of $448 thousand, $397 thousand, and $308 thousand in furniture, fixtures and equipment expenses, Pennsylvania bank shares tax, and advertising expenses, respectively, partially offset by increases of $512 thousand and $259 thousand in other operating expenses and professional fees, respectively.

Six Months Ended June 30, 2020 Compared to the Same Period in 2019

Noninterest expense for the six months ended June 30, 2020 decreased $3.8 million, to $71.1 million, as compared to $74.9 million for the same period in 2019. The decrease was primarily due to decreases of $4.0 million, $762 thousand, and $690 thousand in salaries and wages, employee benefits, and Pennsylvania bank shares tax, respectively, partially offset by an increase of $1.8 million in other operating expenses. The decrease in salaries and wages and employee benefits was largely driven by a pre-tax, non-recurring, charge of $4.5 million in the first quarter of 2019 related to Corporation’s voluntary Years of Service Incentive Program (the “Incentive Program”), which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation, the Bank or one of their subsidiaries. The increase in other operating expenses was primarily driven by a $2.3 million increase in provision for credit losses on off-balance sheet credit exposures primarily driven by the adverse economic impacts of the COVID-19 pandemic as well as the Corporation’s adoption of CECL effective January 1, 2020.

The following table provides details of other operating expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Contributions	$521	$410	$968	$754
Deferred compensation expense	654	178	(441)	721
Director fees	151	141	304	286
Dues and subscriptions	523	524	884	819
FDIC insurance	673	509	823	910
Insurance	302	217	541	431
Loan processing	139	199	282	451
Miscellaneous other expenses	1,331	761	2,651	1,751
MSR amortization and impairment	675	166	1,010	303
Other taxes	2	33	24	123
Outsourced services	63	65	125	130
Wealth custodian fees	116	98	229	216
Postage	158	188	314	390
(Release of reserve) / provision for credit losses on off-balance sheet credit exposures	(867)	(17)	2,148	(138)
Stationary and supplies	79	120	224	256
Telephone and data lines	438	446	866	870
Temporary help and recruiting	67	174	134	380
Travel and entertainment	35	336	260	509
Other operating expenses	$5,060	$4,548	$11,346	$9,162

INCOME TAXES

Income tax expense for the three months ended June 30, 2020 was $4.0 million, a decrease of $229 thousand as compared to $4.2 million for the same period in 2019. The effective tax rate for the three months ended June 30, 2020 was 21.1%, relatively unchanged as compared to 21.2% for the same period in 2019.

Income tax expense for the six months ended June 30, 2020 was $1.1 million, a decrease of $5.9 million as compared to $7.0 million for the same period in 2019. Income before income taxes decreased $28.6 million for the six months ended June 30, 2020 as compared for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 increased to 21.5% from 20.9% for the same period in 2019. The increase in the effective tax rate was primarily due to a $144 thousand decrease in net discrete tax benefits for the six months ended June 30, 2020 as compared to the same period in 2019.

BALANCE SHEET ANALYSIS

Total assets of $5.27 billion as of June 30, 2020 increased $8.1 million from $5.26 billion as of December 31, 2019. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2020 to December 31, 2019:

	June 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
CRE - nonowner-occupied	$1,375,904	37.0%	$1,337,167	36.2%	$38,737	2.9%
CRE - owner-occupied	542,688	14.6	527,607	14.3	15,081	2.9
Home equity lines of credit	194,767	5.2	224,262	6.1	(29,495)	(13.2)
Residential mortgage - 1st liens	695,270	18.7	706,690	19.2	(11,420)	(1.6)
Residential mortgage - jr. liens	33,644	0.9	36,843	1.0	(3,199)	(8.7)
Construction	212,374	5.7	202,198	5.5	10,176	5.0
Commercial & Industrial	457,529	12.3	432,227	11.7	25,302	5.9
Consumer	43,762	1.2	57,241	1.6	(13,479)	(23.5)
Leases	166,227	4.5	165,078	4.5	1,149	0.7
Total portfolio loans and leases	3,722,165	100.0%	3,689,313	100.0%	32,852	0.9
Loans held for sale	4,116		4,249		(133)	(3.1)
Total loans and leases	$3,726,281		$3,693,562		$32,719	0.9%

Investment Securities

Investment securities available for sale as of June 30, 2020 totaled $530.6 million, as compared to $1.01 billion as of December 31, 2019. The decrease was primarily related to the maturing of $500.0 million of short-term U.S. Treasury securities in the first quarter of 2020, partially offset by increases of $12.1 million, $11.2 million, and $8.0 million of U.S. government and agency securities, mortgage-backed securities, and corporate bonds, respectively.

Deposits

Deposits as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$910,441	21.5%	$944,915	24.6%	$(34,474)	(3.6)%
Money market	1,239,523	29.2	1,106,478	28.8	133,045	12.0
Savings	249,636	5.9	220,450	5.7	29,186	13.2
Retail time deposits	400,186	9.4	405,123	10.5	(4,937)	(1.2)
Wholesale non-maturity deposits	146,463	3.5	177,865	4.6	(31,402)	(17.7)
Wholesale time deposits	79,903	1.9	89,241	2.3	(9,338)	(10.5)
Interest-bearing deposits	3,026,152	71.3	2,944,072	76.6	82,080	2.8
Noninterest-bearing deposits	1,217,496	28.7	898,173	23.4	319,323	35.6
Total deposits	$4,243,648	100.0%	$3,842,245	100.0%	$401,403	10.4%

Borrowings

Borrowings as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$28,891	14.9%	$493,219	74.1%	$(464,328)	(94.1)%
Long-term FHLB advances	44,837	23.1	52,269	7.8	(7,432)	(14.2)
Subordinated notes	98,794	50.8	98,705	14.8	89	0.1
Junior subordinated debentures	21,843	11.2	21,753	3.3	90	0.4
Total borrowed funds	$194,365	100.0%	$665,946	100.0%	$(471,581)	(70.8)%

Capital

Consolidated shareholders' equity of the Corporation was $603.7 million, or 11.5% of total assets, as of June 30, 2020, as compared to $612.2 million, or 11.6% of total assets, as of December 31, 2019. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of June 30, 2020 and December 31, 2019:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital to risk weighted assets:
BMBC	$569,428	15.14%	$375,986	10.00%
Bank	485,780	12.93	375,633	10.00
Tier I capital to risk weighted assets:
BMBC	423,762	11.27	300,789	8.00
Bank	438,908	11.68	300,506	8.00
Common equity Tier I risk weighted assets:
BMBC	402,646	10.71	244,391	6.50
Bank	438,908	11.68	244,161	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	423,762	8.44	250,950	5.00
Bank	438,908	8.75	250,775	5.00

December 31, 2019
Total capital to risk weighted assets:
BMBC	547,440	14.69	372,690	10.00
Bank	450,212	12.09	372,435	10.00
Tier I capital to risk weighted assets:
BMBC	425,773	11.42	298,152	8.00
Bank	427,250	11.47	297,948	8.00
Common equity Tier I risk weighted assets:
BMBC	404,715	10.86	242,249	6.50
Bank	427,250	11.47	242,083	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	425,773	9.33	228,216	5.00
Bank	427,250	9.37	227,997	5.00

In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The June 30, 2020 ratios reflect the Corporation's election of the five-year transition provision.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2020	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2019	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,783.7	97.5%	$1,110.6	67.5%	$673.1	60.6%
FRB of Philadelphia	166.8	100.0	174.3	100.0	(7.5)	(4.3)
Fed Funds Lines (six banks)	74.0	100.0	79.0	100.0	(5.0)	(6.3)
Total	$2,024.5	97.8	$1,363.9	71.8	$660.6	48.4

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $146.5 million in balances as of June 30, 2020 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $1.7 million and $5.8 million for the three and six months ended June 30, 2020, as compared to a PTSP of $4.9 million and $7.9 million for the same periods in 2019. Fees for wealth management services decreased $2.4 million and $1.7 million, respectively, for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The decrease in PTSP and fees for wealth management services for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily driven by $2.2 million of costs incurred in the second quarter of 2020 associated with the wind-down of BMT Investment Advisers. Also contributing to the decrease in PTSP were decreases in insurance commissions of $394 thousand and $533 thousand for the three and six months ended June 30, 2020 as compared to the same periods in 2019. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment.

The Banking segment recorded a PTSP of $17.3 million and a pre-tax segment loss of $860 thousand for the three and six months ended June 30, 2020, as compared to a PTSP of $15.1 million and $25.6 million for the same periods in 2019. The decrease in PTSP for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by the first quarter 2020 provision for credit losses on loans and leases, as calculated under the CECL framework, driven by the COVID-19 pandemic.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2020 were $826.3 million, as compared to $828.9 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2020 amounted to $13.2 million, as compared to $20.7 million at December 31, 2019.

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

Contractual Cash Obligations of the Corporation as of June 30, 2020:

(dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Deposits without a stated maturity	$3,763,559	$3,763,559	$—	$—	$—
Wholesale and retail time deposit	480,089	343,479	122,473	13,255	882
Short-term borrowings	28,891	28,891	—	—	—
Long-term FHLB Advances	44,837	4,861	39,976	—	—
Subordinated Notes	100,000	—	—	—	100,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	56,467	4,680	8,395	8,145	35,247
Purchase obligations	22,785	6,560	9,161	3,904	3,160
Total	$4,522,428	$4,152,030	$180,005	$25,304	$165,089

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief

Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020.

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

For a description of the impact the COVID-19 pandemic has had on our business and results of operations during the period covered by this Quarterly Report on Form 10-Q, see “Management’s Discussion and Analysis of Results of Operation and Financial Condition – Impact of COVID-19” beginning at page 61. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience additional effects, including a material adverse effect, on our business, financial condition, results of operations and cash flows.

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

Our past participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We participated as a lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. As previously announced, we have sold our PPP loan portfolio, however, we may be required to repurchase, and as a result be exposed to credit risk, on sold PPP loans in certain circumstances if a determination is made by the SBA that there was a deficiency by the Bank with respect to the manner in which the loan was originated, funded, or serviced.

Interest rate volatility stemming from the COVID-19 pandemic could negatively affect our net interest income, lending activities, deposits and profitability.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2020:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2020 – April 30, 2020	414	$25.56	—	710,032
May 1, 2020 – May 31, 2020	953	$27.98	—	710,032
June 1, 2020 – June 30, 2020	2,879	$27.78	—	710,032
Total	4,246	$27.61	—
(1)On June 30, 2020, 2,017 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or the Bank as follows: 414 shares on April 4, 2020, 953 shares on May 6, 2020, and 862 shares on June 5, 2020.
(3)On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. No shares were repurchased during the three months ended June 30, 2020. As of June 30, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

BRYN MAWR BANK CORPORATION

Date: August 10, 2020	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)