Form 10-Q
period 2020-09-30
BRYN MAWR BANK CORP
filed 2020-11-05
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Not Applicable
(Former name, former address and fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	BMTC	The NASDAQ Stock Market
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at November 2, 2020
Common Stock, par value $1	19,958,186

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$15,670	$11,603
Interest bearing deposits with banks	241,763	42,328
Cash and cash equivalents	257,433	53,931
Investment securities available for sale, at fair value (amortized cost of $549,846 and $1,001,034 as of September 30, 2020 and December 31, 2019, respectively)	564,774	1,005,984
Investment securities held to maturity, at amortized cost (fair value of $12,144 and $12,661 as of September 30, 2020 and December 31, 2019, respectively)	11,725	12,577
Investment securities, trading	8,030	8,621
Loans held for sale	4,574	4,249
Portfolio loans and leases, originated	3,396,068	3,320,816
Portfolio loans and leases, acquired	280,616	368,497
Total portfolio loans and leases	3,676,684	3,689,313
Less: Allowance for credit losses on originated loans and leases	(52,968)	(22,526)
Less: Allowance for credit losses on acquired loans and leases	(3,460)	(76)
Total allowance for credit losses on loans and leases	(56,428)	(22,602)
Net portfolio loans and leases	3,620,256	3,666,711
Premises and equipment, net	60,369	64,965
Operating lease right-of-use assets	38,536	40,961
Accrued interest receivable	16,609	12,482
Mortgage servicing rights	2,881	4,450
Bank owned life insurance	60,072	59,079
Federal Home Loan Bank stock	4,506	23,744
Goodwill	184,012	184,012
Intangible assets	16,433	19,131
Other investments	17,129	16,683
Other assets	179,600	85,679
Total assets	$5,046,939	$5,263,259
Liabilities
Deposits:
Noninterest-bearing	$1,230,391	$898,173
Interest-bearing	2,783,188	2,944,072
Total deposits	4,013,579	3,842,245

Short-term borrowings	23,456	493,219
Long-term FHLB advances	44,872	52,269
Subordinated notes	98,839	98,705
Junior subordinated debentures	21,889	21,753
Operating lease liabilities	42,895	45,258
Accrued interest payable	7,984	6,248
Other liabilities	180,808	91,335
Total liabilities	4,434,322	4,651,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,709,662 and 24,650,051 shares as of September 30, 2020 and December 31, 2019, respectively and outstanding of 19,958,186 and 20,126,296 as of September 30, 2020 and December 31, 2019, respectively	24,710	24,650
Paid-in capital in excess of par value	380,770	378,606
Less: Common stock in treasury at cost - 4,751,476 and 4,523,755 shares as of September 30, 2020 and December 31, 2019, respectively	(89,100)	(81,174)
Accumulated other comprehensive income, net of tax	10,139	2,187
Retained earnings	286,865	288,653
Total Bryn Mawr Bank Corporation shareholders' equity	613,384	612,922
Noncontrolling interest	(767)	(695)
Total shareholders' equity	612,617	612,227
Total liabilities and shareholders' equity	$5,046,939	$5,263,259

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Interest and fees on loans and leases	$36,799	$45,527	$120,284	$135,147
Interest on cash and cash equivalents	85	143	233	348
Interest on investment securities:
Taxable	2,639	3,870	8,685	10,814
Non-taxable	18	31	64	115
Dividends	1	2	4	5
Total interest income	39,542	49,573	129,270	146,429
Interest expense:
Interest on deposits	2,967	9,510	15,080	27,262
Interest on short-term borrowings	8	937	693	2,237
Interest on FHLB advances and other borrowings	234	243	633	790
Interest on subordinated notes	1,094	1,145	3,383	3,434
Interest on junior subordinated debentures	207	340	731	1,050
Total interest expense	4,510	12,175	20,520	34,773
Net interest income	35,032	37,398	108,750	111,656
Provision for credit losses on loans and leases	3,641	919	40,278	6,282
Net interest income after provision for credit losses on loans and leases	31,391	36,479	68,472	105,374
Noninterest income:
Fees for wealth management services	11,707	10,826	31,944	32,728
Insurance commissions	1,682	1,842	4,518	5,211
Capital markets revenue	3,314	2,113	8,650	5,821
Service charges on deposits	663	856	2,112	2,516
Loan servicing and other fees	373	555	1,286	1,717
Net gain on sale of loans	1,021	674	4,937	1,745
Net gain (loss) on sale of other real estate owned ("OREO")	—	(12)	148	(36)
Dividends on FHLB and FRB stock	127	346	814	1,073
Other operating income	2,212	2,255	5,556	8,154
Total noninterest income	21,099	19,455	59,965	58,929
Noninterest expenses:
Salaries and wages	17,201	17,765	51,116	55,704
Employee benefits	3,026	3,288	9,747	10,771
Occupancy and bank premises	3,055	3,008	9,103	9,385
Furniture, fixtures, and equipment	2,481	2,335	7,032	7,292
Advertising	458	587	1,055	1,506
Amortization of intangible assets	870	954	2,698	2,848
Professional fees	1,718	1,044	4,661	3,680
Pennsylvania bank shares tax	115	514	347	1,436
Data processing	1,403	1,377	4,276	4,000
Other operating expenses	5,330	4,301	16,676	13,463
Total noninterest expenses	35,657	35,173	106,711	110,085
Income before income taxes	16,833	20,761	21,726	54,218
Income tax expense	3,709	4,402	4,762	11,405
Net income	13,124	16,359	16,964	42,813
Net loss attributable to noncontrolling interest	(40)	(1)	(72)	(9)
Net income attributable to Bryn Mawr Bank Corporation	$13,164	$16,360	$17,036	$42,822
Basic earnings per common share	$0.66	$0.81	$0.85	$2.13
Diluted earnings per common share	0.66	0.81	0.85	2.12
Dividends paid or accrued per common share	0.27	0.26	0.79	0.76
Weighted-average basic shares outstanding	19,945,634	20,132,117	19,975,069	20,148,289
Dilutive shares	75,983	76,513	87,039	88,042
Adjusted weighted-average diluted shares	20,021,617	20,208,630	20,062,108	20,236,331

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income attributable to Bryn Mawr Bank Corporation	$13,164	$16,360	$17,036	$42,822

Other comprehensive income:
Net change in unrealized gains on investment securities available for sale:
Unrealized investment gains, net of tax expense of $291, $261, $2,095 and $2,702, respectively	1,097	983	7,883	10,164
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $6, $4, $19 and $12, respectively	23	15	69	47

Total other comprehensive income	1,120	998	7,952	10,211

Total comprehensive income	$14,284	$17,358	$24,988	$53,033

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$17,036	$42,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans and leases	40,278	6,282
Depreciation of fixed assets	6,028	5,719
Non-cash operating lease expense	2,425	2,744
Net amortization of investment premiums and discounts	3,384	1,987
Net gain on sale of loans	(4,937)	(1,745)
Stock based compensation	2,157	2,921
Amortization and net impairment of mortgage servicing rights	1,569	467
Net accretion of fair value adjustments	(2,789)	(3,843)
Amortization of intangible assets	2,698	2,848
Net (gain) loss on sale of OREO	(148)	36
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(993)	(905)
Other, net	1,102	(418)
Loans originated for sale	(80,695)	(65,373)
Proceeds from loans sold	82,719	65,939
Provision for deferred income taxes	476	446
Change in income taxes payable/receivable, net	(5,323)	6,147
Change in accrued interest receivable	(4,127)	(161)
Change in accrued interest payable	1,736	2,363
Change in operating lease liabilities	(2,363)	(2,613)
Change in other assets	(95,577)	(107,390)
Change in other liabilities	87,533	54,348
Net cash provided by operating activities	52,189	12,621

Investing activities:
Purchases of investment securities available for sale	(238,008)	(219,735)
Purchases of investment securities held to maturity	(1,103)	(4,868)
Proceeds from maturity and paydowns of investment securities available for sale	594,650	266,526
Proceeds from maturity and paydowns of investment securities held to maturity	1,842	548
Net change in FHLB stock	19,238	(1,618)
Proceeds from calls of investment securities	97,775	97,406
Net change in other investments	(446)	(157)
Purchase of customer relationships	—	(18)
Net portfolio loan and lease originations	(293,873)	(117,952)
Proceeds from sales of loans originally classified as portfolio loans and leases	302,169	—
Purchases of premises and equipment	(1,430)	(6,509)
Proceeds from sale of OREO	534	380
Net cash provided by investing activities	481,348	14,003

Financing activities:
Change in deposits	171,651	99,945
Change in short-term borrowings	(469,763)	(48,896)
Dividends paid	(15,957)	(15,445)
Change in long-term FHLB advances and other borrowings	(7,500)	(10,740)
Payment of contingent consideration for business combinations	(507)	(875)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(594)	(572)
Net purchase of treasury stock for deferred compensation plans	(128)	(140)
Net purchase of treasury stock through publicly announced plans	(7,249)	(4,524)
Proceeds from exercise of stock options	12	907
Net cash (used in) provided by financing activities	(330,035)	19,660

Change in cash and cash equivalents	203,502	46,284
Cash and cash equivalents at beginning of period	53,931	48,456
Cash and cash equivalents at end of period	$257,433	$94,740

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$9,613	$9,344
Interest	$18,784	$32,410

Non-cash information:
Available for sale securities purchased, not settled	$6,500	$—
Change in other comprehensive income	$7,952	$10,211
Change in deferred tax due to change in comprehensive income	$2,114	$2,714
Transfer of loans to OREO and repossessed assets	$386	$72

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended September 30, 2020
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance June 30, 2020	24,662,161	$24,662	$380,167	$(88,612)	$9,019	$279,165	$(727)	$603,674
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	13,164	—	13,164
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(40)	(40)
Dividends paid or accrued, $0.27 per share	—	—	—	—	—	(5,464)	—	(5,464)
Other comprehensive income, net of tax expense of $297	—	—	—	—	1,120	—	—	1,120
Stock based compensation	—	—	644	—	—	—	—	644
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(450)	—	—	—	(450)
Net treasury stock activity for deferred compensation trusts	—	—	—	(38)	—	—	—	(38)
Common stock issued:
Common stock issued through share-based awards and options exercises	47,501	48	(41)	—	—	—	—	7
Balance September 30, 2020	24,709,662	$24,710	$380,770	$(89,100)	$10,139	$286,865	$(767)	$612,617

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended September 30, 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance June 30, 2019	24,582,557	$24,583	$376,652	$(78,583)	$1,700	$266,496	$(693)	$590,155
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	16,360	—	16,360
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,288)	—	(5,288)
Other comprehensive income, net of tax expense of $265	—	—	—	—	998	—	—	998
Stock based compensation	—	—	934	—	—	—	—	934
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(527)	—	—	—	(527)
Net treasury stock activity for deferred compensation trusts	—	—	—	(58)	—	—	—	(58)
Purchase of treasury stock through publicly announced plans	—	—	—	(1,921)	—	—	—	(1,921)
Common stock issued:
Common stock issued through share-based awards and options exercises	63,188	63	220	—	—	—	—	283
Balance September 30, 2019	24,645,745	$24,646	$377,806	$(81,089)	$2,698	$277,568	$(694)	$600,935

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Nine Months Ended September 30, 2020
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	17,036	—	17,036
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(72)	(72)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	—	(2,801)	—	(2,801)
Dividends paid or accrued, $0.79 per share	—	—	—	—	—	(16,023)	—	(16,023)
Other comprehensive income, net of tax expense of $2,114	—	—	—	—	7,952	—	—	7,952
Stock based compensation	—	—	2,157	—	—	—	—	2,157
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(594)	—	—	—	(594)
Net treasury stock activity for deferred compensation trusts	—	—	—	(128)	—	—	—	(128)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	63,427	64	48	—	—	—	—	112
Balance September 30, 2020	24,709,662	$24,710	$380,770	$(89,100)	$10,139	$286,865	$(767)	$612,617

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Nine Months Ended September 30, 2019
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	42,822	—	42,822
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(9)	(9)
Dividends paid or accrued, $0.76 per share	—	—	—	—	—	(15,484)	—	(15,484)
Other comprehensive income, net of tax expense of $2,714	—	—	—	—	10,211	—	—	10,211
Stock based compensation	—	—	2,921	—	—	—	—	2,921
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(572)	—	—	—	(572)
Net treasury stock activity for deferred compensation trusts	—	—	—	(140)	—	—	—	(140)
Purchase of treasury stock through publicly announced plans	—	—	—	(4,524)	—	—	—	(4,524)
Common stock issued:
Common stock issued through share-based awards and options exercises	103,101	104	902	—	—	—	—	1,006
Balance September 30, 2019	24,645,745	$24,646	$377,806	$(81,089)	$2,698	$277,568	$(694)	$600,935

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the current expected credit loss (“CECL”) model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of September 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of September 30, 2020 included commercial and industrial loans and leases.

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

Accrued interest receivable on loans and leases, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $13.7 million as of September 30, 2020 and is excluded from the estimate of credit losses due to our charge-off policy to reverse accrued interest in a timely manner on loans and leases that are 90-days past due and deemed nonperforming. However, the Corporation continued to accrue interest on loans and leases for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic. Deferrals under the Corporation's modification program may be for durations which exceed the Corporation’s 90-day write-off policy for accrued interest. Therefore, these interest deferrals do not qualify for the Corporation’s election to not recognize a credit loss allowance for credit losses on accrued interest receivable. Accordingly, as of September 30, 2020, the Corporation has estimated credit losses for COVID-19 interest deferrals of $264 thousand, which is included as a reduction to Accrued interest receivable on the Consolidated Balance Sheet.

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

The ACL on OBS credit exposure as of September 30, 2020 was $3.5 million. For the three and nine months ended September 30, 2020 the Corporation recorded a provision for credit losses on OBS credit exposures of $195 thousand and $2.3 million, respectively.

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

E.ACL on Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, management considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. Therefore, for those securities, the Corporation does not record expected credit losses. Accrued interest receivable on held to maturity debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $34 thousand as of September 30, 2020 and is excluded from the estimate of credit losses.

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

Accrued interest receivable on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $1.7 million at September 30, 2020 and is excluded from the estimate of credit losses.

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2020, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of September 30, 2020.

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

Note 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of September 30, 2020 and December 31, 2019 are as follows:

As of September 30, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	89,933	1,100	(105)	90,928
Obligations of state and political subdivisions	3,151	27	—	3,178
Mortgage-backed securities	418,921	13,372	(471)	431,822
Collateralized mortgage obligations	21,591	662	—	22,253
Collateralized loan obligations	6,500	—	—	6,500
Corporate bonds	9,000	343	—	9,343
Other investment securities	650	—	—	650
Total	$549,846	$15,504	$(576)	$564,774

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,066	$35	$—	$500,101
Obligations of the U.S. government and agencies	102,179	193	(352)	102,020
Obligations of state and political subdivisions	5,366	13	—	5,379
Mortgage-backed securities	360,977	5,182	(157)	366,002
Collateralized mortgage obligations	31,796	195	(159)	31,832
Other investment securities	650	—	—	650
Total	$1,001,034	$5,618	$(668)	$1,005,984

The following tables present the aggregate amount of gross unrealized losses as of September 30, 2020 and December 31, 2019 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of September 30, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$30,890	$(105)	$—	$—	$30,890	$(105)
Mortgage-backed securities	73,538	(471)	—	—	73,538	(471)
Total	$104,428	$(576)	$—	$—	$104,428	$(576)

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$48,497	$(315)	$7,966	$(37)	$56,463	$(352)
Mortgage-backed securities	33,783	(119)	5,977	(38)	39,760	(157)
Collateralized mortgage obligations	6,978	(67)	10,861	(92)	17,839	(159)
Total	$89,258	$(501)	$24,804	$(167)	$114,062	$(668)

As of September 30, 2020, the Corporation’s available for sale investment securities consisted of 401 securities, 31 of which were in an unrealized loss position.

As of September 30, 2020, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of September 30, 2020, approximately 96.5% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

As of September 30, 2020 and December 31, 2019, securities having a fair value of $274.9 million and $156.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$3,133	$3,161	$504,851	$504,890
Due after one year through five years	15,396	15,771	38,710	38,623
Due after five years through ten years	76,204	76,772	53,598	53,457
Due after ten years	14,601	14,995	11,102	11,180
Subtotal	109,334	110,699	608,261	608,150
Mortgage-related securities(1)	440,512	454,075	392,773	397,834
Total	$549,846	$564,774	$1,001,034	$1,005,984

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of September 30, 2020 and December 31, 2019 are as follows:

As of September 30, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$11,725	$419	$—	$12,144

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,577	$104	$(20)	$12,661

The Corporation had no held to maturity securities with gross unrealized losses as of September 30, 2020. The following table presents the aggregate amount of gross unrealized losses as of December 31, 2019 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,159	$(20)	$—	$—	$3,159	$(20)

As of September 30, 2020, none of the Corporation’s held to maturity investment securities were in an unrealized loss position. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. The bank does not record expected credit losses for these securities. Accrued interest receivable on held to maturity debt securities totaled $34 thousand at September 30, 2020 and is excluded from the estimate of credit losses.

The amortized cost and fair value of held to maturity investment securities as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown below:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$11,725	$12,144	$12,577	$12,661

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2020 and December 31, 2019, the Corporation’s investment securities held in trading accounts totaled $8.0 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 4 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details the amortized cost of loans and leases as of the dates indicated:

Loans and Leases
	September 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$4,574	$—	$4,574	$4,249	$—	$4,249
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,264,257	118,500	1,382,757	1,161,815	175,352	1,337,167
Commercial real estate (CRE) - owner-occupied	527,908	40,310	568,218	479,466	48,141	527,607
Home equity lines of credit	166,765	12,360	179,125	209,239	15,023	224,262
Residential mortgage - 1st liens	570,906	90,017	660,923	604,884	101,806	706,690
Residential mortgage - junior liens	24,730	1,420	26,150	34,903	1,940	36,843
Construction	178,055	8,360	186,415	193,307	8,891	202,198
Total real estate loans	2,732,621	270,967	3,003,588	2,683,614	351,153	3,034,767
Commercial & Industrial	459,182	6,134	465,316	425,322	6,905	432,227
Consumer	46,956	87	47,043	54,913	2,328	57,241
Leases	157,309	3,428	160,737	156,967	8,111	165,078
Total portfolio loans and leases	3,396,068	280,616	3,676,684	3,320,816	368,497	3,689,313
Total loans and leases	$3,400,642	$280,616	$3,681,258	$3,325,065	$368,497	$3,693,562
Loans with fixed rates	$1,262,807	$153,830	$1,416,637	$1,251,762	$216,269	$1,468,031
Loans with adjustable or floating rates	2,137,835	126,786	2,264,621	2,073,303	152,228	2,225,531
Total loans and leases	$3,400,642	$280,616	$3,681,258	$3,325,065	$368,497	$3,693,562
Net deferred loan origination fees (costs) included in the above loan table	$222	$—	$222	$(193)	$—	$(193)

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	September 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$173,146	$3,603	$176,749	$174,385	$8,753	$183,138
Unearned lease income	(22,221)	(231)	(22,452)	(23,641)	(813)	(24,454)
Initial direct costs and deferred fees	6,384	56	6,440	6,223	171	6,394
Total Leases	$157,309	$3,428	$160,737	$156,967	$8,111	$165,078

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	September 30, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$242	$607	$849	$199	$—	$199
CRE - owner-occupied	2,537	1,060	3,597	1,523	2,636	4,159
Home equity lines of credit	616	274	890	636	—	636
Residential mortgage - 1st liens	830	32	862	630	1,817	2,447
Residential mortgage - junior liens	50	—	50	83	—	83
Commercial & Industrial	1,474	310	1,784	1,799	381	2,180
Consumer	31	—	31	19	42	61
Leases	512	22	534	747	136	883
Total non-performing loans and leases	$6,292	$2,305	$8,597	$5,636	$5,012	$10,648

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$230	$—	$230	$1,381,678	$1,381,908	$849	$1,382,757
CRE - owner-occupied	1,934	743	—	2,677	561,944	564,621	3,597	568,218
Home equity lines of credit	45	—	—	45	178,190	178,235	890	179,125
Residential mortgage - 1st liens	3,368	—	—	3,368	656,693	660,061	862	660,923
Residential mortgage - junior liens	4	—	—	4	26,096	26,100	50	26,150
Construction	—	—	—	—	186,415	186,415	—	186,415
Commercial & Industrial	1,237	240	—	1,477	462,055	463,532	1,784	465,316
Consumer	15	12	—	27	46,985	47,012	31	47,043
Leases	1,108	415	—	1,523	158,680	160,203	534	160,737
Total portfolio loans and leases	$7,711	$1,640	$—	$9,351	$3,658,736	$3,668,087	$8,597	$3,676,684

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,336,784	$1,336,968	$199	$1,337,167
CRE - owner-occupied	2,462	—	—	2,462	520,986	523,448	4,159	527,607
Home equity lines of credit	354	365	—	719	222,907	223,626	636	224,262
Residential mortgage - 1st liens	1,639	388	—	2,027	702,216	704,243	2,447	706,690
Residential mortgage - junior liens	116	—	—	116	36,644	36,760	83	36,843
Construction	—	—	—	—	202,198	202,198	—	202,198
Commercial & Industrial	—	—	—	—	430,047	430,047	2,180	432,227
Consumer	98	140	—	238	56,942	57,180	61	57,241
Leases	857	594	—	1,451	162,744	164,195	883	165,078
Total portfolio loans and leases	$5,710	$1,487	$—	$7,197	$3,671,468	$3,678,665	$10,648	$3,689,313

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,264,015	$1,264,015	$242	$1,264,257
CRE - owner-occupied	924	743	—	1,667	523,704	525,371	2,537	527,908
Home equity lines of credit	45	—	—	45	166,104	166,149	616	166,765
Residential mortgage - 1st liens	668	—	—	668	569,408	570,076	830	570,906
Residential mortgage - junior liens	4	—	—	4	24,676	24,680	50	24,730
Construction	—	—	—	—	178,055	178,055	—	178,055
Commercial & Industrial	1,237	240	—	1,477	456,231	457,708	1,474	459,182
Consumer	15	12	—	27	46,898	46,925	31	46,956
Leases	1,044	377	—	1,421	155,376	156,797	512	157,309
Total portfolio loans and leases	$3,937	$1,372	$—	$5,309	$3,384,467	$3,389,776	$6,292	$3,396,068

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,161,432	$1,161,616	$199	$1,161,815
CRE - owner-occupied	2,462	—	—	2,462	475,481	477,943	1,523	479,466
Home equity lines of credit	254	365	—	619	207,984	208,603	636	209,239
Residential mortgage - 1st liens	890	102	—	992	603,262	604,254	630	604,884
Residential mortgage - junior liens	116	—	—	116	34,704	34,820	83	34,903
Construction	—	—	—	—	193,307	193,307	—	193,307
Commercial & Industrial	—	—	—	—	423,523	423,523	1,799	425,322
Consumer	18	88	—	106	54,788	54,894	19	54,913
Leases	781	566	—	1,347	154,873	156,220	747	156,967
Total portfolio loans and leases	$4,705	$1,121	$—	$5,826	$3,309,354	$3,315,180	$5,636	$3,320,816

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of September 30, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$230	$—	$230	$117,663	$117,893	$607	$118,500
CRE - owner-occupied	1,010	—	—	1,010	38,240	39,250	1,060	40,310
Home equity lines of credit	—	—	—	—	12,086	12,086	274	12,360
Residential mortgage - 1st liens	2,700	—	—	2,700	87,285	89,985	32	90,017
Residential mortgage - junior liens	—	—	—	—	1,420	1,420	—	1,420
Construction	—	—	—	—	8,360	8,360	—	8,360
Commercial & Industrial	—	—	—	—	5,824	5,824	310	6,134
Consumer	—	—	—	—	87	87	—	87
Leases	64	38	—	102	3,304	3,406	22	3,428
Total portfolio loans and leases	$3,774	$268	$—	$4,042	$274,269	$278,311	$2,305	$280,616

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$175,352	$175,352	$—	$175,352
CRE - owner-occupied	—	—	—	—	45,505	45,505	2,636	48,141
Home equity lines of credit	100	—	—	100	14,923	15,023	—	15,023
Residential mortgage - 1st liens	749	286	—	1,035	98,954	99,989	1,817	101,806
Residential mortgage - junior liens	—	—	—	—	1,940	1,940	—	1,940
Construction	—	—	—	—	8,891	8,891	—	8,891
Commercial & Industrial	—	—	—	—	6,524	6,524	381	6,905
Consumer	80	52	—	132	2,154	2,286	42	2,328
Leases	76	28	—	104	7,871	7,975	136	8,111
Total portfolio loans and leases	$1,005	$366	$—	$1,371	$362,114	$363,485	$5,012	$368,497

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of September 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of September 30, 2020 included commercial and industrial loans and leases.

For the three months ended September 30, 2020, there was a slight, favorable change in the economic outlook impacting the ACL on loans and leases. Our CECL model, which had included a sharp deterioration in the Pennsylvania unemployment rate during the first and second quarters of 2020, is forecasting a declining rate of Pennsylvania unemployment for the fourth quarter of 2020 and the first quarter of 2021, followed by a reversion to the long-term 15-year average.

In addition to these assumptions, management applied additional qualitative factors related to the loss mitigation expected to be provided by the various governmental aid programs, such as increased unemployment benefits, stimulus payments, and the SBA's Paycheck Protection Program, as well as the Bank's loan payment deferral programs being offered to borrowers which provide a three- or six-month payment deferral to borrowers affected by the COVID-19 pandemic. These qualitative factors were applied to all segments of the portfolio except the construction segment and the retail and hospitality sectors of the nonowner-occupied CRE segment, due to the significant expected impact on these specific segments and sectors from the economic shutdown, such as government mandated stay-at-home orders and the closure or partial closure of non-essential businesses.

The following tables present the activity in the ACL on loans and leases, by portfolio segment, for the three and nine months ended September 30, 2020 and 2019:

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, June 30, 2020	$15,331	$5,083	$1,627	$8,198	$521	$6,061	$7,988	$440	$9,725	$54,974
Loans and leases charged-off	—	(508)	—	(15)	—	—	(1,630)	(152)	(588)	(2,893)
Recoveries collected	2	14	—	27	—	1	109	19	534	706
PCL on loans and leases	1,209	1,419	180	192	(70)	(1,090)	1,906	232	(337)	3,641
Balance, September 30, 2020	$16,542	$6,008	$1,807	$8,402	$451	$4,972	$8,373	$539	$9,334	$56,428

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	—	(1,742)	(114)	(1,298)	—	—	(2,779)	(741)	(4,658)	(11,332)
Recoveries collected	8	14	4	164	—	3	146	109	1,226	1,674
PCL on loans and leases	9,041	4,895	849	4,627	34	4,098	7,330	593	8,811	40,278
Balance, September 30, 2020	$16,542	$6,008	$1,807	$8,402	$451	$4,972	$8,373	$539	$9,334	$56,428

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, June 30, 2019	$6,833	$2,660	$1,252	$2,644	$343	$1,280	$3,582	$339	$2,249	$21,182
Loans and leases charged-off	—	(681)	—	(4)	—	—	(4)	(202)	(657)	(1,548)
Recoveries collected	7	1	22	11	—	1	20	15	147	224
PCL on loans and leases	160	244	(92)	(139)	(9)	(49)	16	231	557	919
Balance, September 30, 2019	$7,000	$2,224	$1,182	$2,512	$334	$1,232	$3,614	$383	$2,296	$20,777

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$5,856	$2,454	$1,140	$2,561	$364	$1,715	$3,166	$303	$1,867	$19,426
Loans and leases charged-off	(1,515)	(681)	(314)	(685)	(56)	—	(221)	(448)	(1,849)	(5,769)
Recoveries collected	14	1	106	25	4	3	65	40	580	838
PCL on loans and leases	2,645	450	250	611	22	(486)	604	488	1,698	6,282
Balance, September 30, 2019	$7,000	$2,224	$1,182	$2,512	$334	$1,232	$3,614	$383	$2,296	$20,777

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of September 30, 2020:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2020	2019	2018	2017	2016	2015 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$207,004	$414,730	$149,261	$118,961	$112,469	$98,340	$40,131	$—	$1,140,896
	Pass-Watch	1,849	31,579	38,925	3,840	3,100	17,504	—	—	96,797
	Special Mention	14,123	—	9,907	387	4,600	—	—	—	29,017
	Substandard	13,060	33,778	12,817	5,599	43,031	7,762	—	—	116,047
	Total	$236,036	$480,087	$210,910	$128,787	$163,200	$123,606	$40,131	$—	$1,382,757
CRE - owner-occupied	Pass	$114,385	$105,663	$120,453	$68,781	$46,220	$43,428	$12,854	$—	$511,784
	Pass-Watch	3,018	2,407	2,411	7,180	3,478	1,899	—	—	20,393
	Special Mention	3,723	1,909	3,691	—	—	864	50	—	10,237
	Substandard	3,695	6,532	6,988	680	5,819	1,927	163	—	25,804
	Total	$124,821	$116,511	$133,543	$76,641	$55,517	$48,118	$13,067	$—	$568,218
Home equity lines of credit	Pass	$2,936	$208	$—	$71	$276	$2,259	$168,211	$4,190	$178,151
	Special Mention	—	—	—	—	—	—	39	—	39
	Substandard	—	309	—	58	—	306	262	—	935
	Total	$2,936	$517	$—	$129	$276	$2,565	$168,512	$4,190	$179,125
Residential mortgage - 1st liens	Pass	$77,374	$131,083	$81,884	$83,352	$74,824	$199,430	$988	$—	$648,935
	Pass-Watch	1,488	—	—	—	—	262	—	—	1,750
	Special Mention	—	—	—	—	—	7,480	—	—	7,480
	Substandard	881	81	805	26	933	32	—	—	2,758
	Total	$79,743	$131,164	$82,689	$83,378	$75,757	$207,204	$988	$—	$660,923
Residential mortgage - junior liens	Pass	$2,181	$4,753	$3,994	$3,481	$3,055	$8,448	$188	$—	$26,100
	Substandard	—	—	—	—	35	15	—	—	50
	Total	$2,181	$4,753	$3,994	$3,481	$3,090	$8,463	$188	$—	$26,150
Construction	Pass	$70,638	$73,261	$9,271	$1,607	$—	$4,963	$9,945	$—	$169,685
	Pass-Watch	10,275	—	1,012	—	—	—	—	—	11,287
	Substandard	5,443	—	—	—	—	—	—	—	5,443
	Total	$86,356	$73,261	$10,283	$1,607	$—	$4,963	$9,945	$—	$186,415
Commercial & Industrial	Pass	$108,017	$72,526	$66,745	$14,777	$29,331	$20,327	$97,839	$—	$409,562
	Pass-Watch	5,375	9,036	62	8,779	305	79	8,162	—	31,798
	Special Mention	523	—	—	210	—	—	802	—	1,535
	Substandard	1,694	2,815	9,627	1,484	1,265	1,489	4,047	—	22,421
	Total	$115,609	$84,377	$76,434	$25,250	$30,901	$21,895	$110,850	$—	$465,316
Consumer	Pass	$1,276	$4,210	$2,123	$282	$23	$214	$37,408	$—	$45,536
	Substandard	1,489	5	13	—	—	—	—	—	1,507
	Total	$2,765	$4,215	$2,136	$282	$23	$214	$37,408	$—	$47,043
Leases	Pass	$45,011	$62,933	$40,025	$9,988	$2,153	$94	$—	$—	$160,204
	Substandard	85	174	205	56	13	—	—	—	533
	Total	$45,096	$63,107	$40,230	$10,044	$2,166	$94	$—	$—	$160,737
Total portfolio loans and leases		$695,543	$957,992	$560,219	$329,599	$330,930	$417,122	$381,089	$4,190	$3,676,684

(1) Year originated or renewed, whichever is more recent.

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing as of the dates indicated:

As of September 30, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$849	$—	$—
CRE - owner-occupied	3,597	—	—
Home equity lines of credit	890	—	—
Residential mortgage - 1st liens	862	—	—
Residential mortgage - junior liens	50	—	—
Construction	—	—	—
Commercial & Industrial	1,784	—	—
Consumer	—	31	—
Leases	—	534	—
Total non-performing loans and leases	$8,032	$565	$—

As of December 31, 2019
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	2,180	—	—
Consumer	42	19	—
Leases	—	883	—
Total non-performing loans and leases	$9,746	$902	$—

For the three and nine months ended September 30, 2020, $4 thousand and $133 thousand, respectively, of interest income was recognized on nonaccrual loans and leases.

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

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss, as of the dates indicated:

As of September 30, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$849	$—	$—
CRE - owner-occupied	3,597	—	—
Home equity lines of credit	890	—	—
Residential mortgage - 1st liens	862	—	—
Residential mortgage - junior liens	50	—	—
Construction	—	—	—
Commercial & Industrial	—	1,784	—
Consumer	—	31	31
Leases	—	534	269
Total collateral-dependent loans and leases	$6,248	$2,349	$300

As of December 31, 2019
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$199	$—	$—
CRE - owner-occupied	4,159	—	—
Home equity lines of credit	636	—	—
Residential mortgage - 1st liens	2,447	—	—
Residential mortgage - junior liens	83	—	—
Construction	—	—	—
Commercial & Industrial	—	2,180	—
Consumer	—	61	19
Leases	—	883	60
Total collateral-dependent loans and leases	$7,524	$3,124	$79

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings(1)
(dollars in thousands)	September 30, 2020	December 31, 2019
TDRs included in nonperforming loans and leases	$1,393	$3,018
TDRs in compliance with modified terms	8,590	5,071
Total TDRs	$9,983	$8,089

(1) The Corporation has entered into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been     classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

The following tables present information regarding loan and lease modifications categorized as TDRs for the three and nine months ended September 30, 2020:

Troubled Debt Restructurings(1)
	For the Three Months Ended September 30, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - owner-occupied	1	337	337
Leases	7	375	375
Total	8	$712	$712

Troubled Debt Restructurings(1)
	For the Nine Months Ended September 30, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - nonowner-occupied	2	$1,818	$1,818
CRE - owner-occupied	1	337	337
Construction	2	2,379	2,379
Leases	7	375	375
Total	12	$4,909	$4,909

(1) The Corporation has entered into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been     classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

The following table presents information regarding the types of loan and lease modifications made for the three and nine months ended September 30, 2020:

Troubled Debt Restructurings(1)
	Number of Contracts for the Three Months Ended September 30, 2020
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - owner-occupied	—	1	—	—	—
Leases	—	—	—	7	—
Total	—	1	—	7	—

Troubled Debt Restructurings(1)
	Number of Contracts for the Nine Months Ended September 30, 2020
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - nonowner-occupied	—	—	—	—	2
CRE - owner-occupied	—	1	—	—	—
Construction	—	—	—	—	2
Leases	—	—	—	7	—
Total	—	1	—	7	4

(1) The Corporation has entered into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been     classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

For the nine months ended September 30, 2020, three residential mortgage loans, in the aggregate amount of $192 thousand, one owner-occupied commercial real estate loan in the amount of $992 thousand, one lease in the amount of $94 thousand and one commercial and industrial loan in the amount of $472 thousand that were modified as a TDR during the past 12 months defaulted and were charged off.

Note 5 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Balance, beginning of period	$3,440	$4,744
Additions	—	—
Amortization	(413)	(183)
(Impairment) / Recovery	(146)	19
Balance, end of period	$2,881	$4,580

Fair value	$2,881	$4,925
Residential mortgage loans serviced for others	$407,781	$527,869

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Balance, beginning of period	$4,450	$5,047
Additions	—	—
Amortization	(970)	(459)
Impairment	(599)	(8)
Balance, end of period	$2,881	$4,580

As of September 30, 2020, and December 31, 2019, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Fair value amount of MSRs	$2,881	$4,838
Weighted average life (in years)	4.8	6.0
Prepayment speeds (constant prepayment rate)(1)	13.6%	10.5%
Impact on fair value:
10% adverse change	$(154)	$(149)
20% adverse change	(297)	(297)
Discount rate	9.56%	9.55%
Impact on fair value:
10% adverse change	$(85)	$(166)
20% adverse change	(165)	(321)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At September 30, 2020 and December 31, 2019, the fair value of the MSRs was $2.9 million and $4.8 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 6 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the nine months ended September 30, 2020:

(dollars in thousands)	Balance December 31, 2019	Additions	Amortization	Balance September 30, 2020	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	6,609	Indefinite
Total Goodwill	184,012	—	—	184,012
Core deposit intangible	4,598	—	(847)	3,751	10 years
Customer relationships	11,820	—	(1,357)	10,463	5 to 20 years
Non-compete agreements	911	—	(142)	769	5 to 10 years
Trade name	1,651	—	(352)	1,299	3 to 5 years
Domain name	151	—	—	151	Indefinite
Total Intangible Assets	19,131	—	(2,698)	16,433
Total Goodwill and Intangible Assets	$203,143	$—	$(2,698)	$200,445

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2019 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eleven months ended September 30, 2020, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets. Management continues to monitor the economic environment as impacted by the COVID-19 pandemic in the markets we serve and resulting effect on the Corporation's long-term forecast.

Note 7 – Deposits

The following table details the components of deposits:

(dollars in thousands)	September 30, 2020	December 31, 2019
Interest-bearing demand	$815,561	$944,915
Money market	1,199,429	1,106,478
Savings	245,167	220,450
Retail time deposits	366,245	405,123
Wholesale non-maturity deposits	77,356	177,865
Wholesale time deposits	79,430	89,241
Total interest-bearing deposits	2,783,188	2,944,072
Noninterest-bearing deposits	1,230,391	898,173
Total deposits	$4,013,579	$3,842,245

Note 8 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Repurchase agreements(1) – commercial customers	$23,456	$10,819
Short-term FHLB advances	—	482,400
Total short-term borrowings	$23,456	$493,219
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at period-end	$23,456	$203,471	$23,456	$203,471
Maximum amount outstanding at any month end	123,629	262,699	174,431	262,699
Average balance outstanding during the period	29,913	169,985	102,173	132,100

Weighted-average interest rate:
As of the period-end	0.10%	1.98%	0.10%	1.98%
Paid during the period	0.11%	2.19%	0.91%	2.26%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of September 30, 2020 and December 31, 2019, the Corporation had $44.9 million and $52.3 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	September 30, 2020	December 31, 2019
Within one year	$19,872	$12,363
Over one year through five years	25,000	39,906
Total	$44,872	$52,269

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	September 30, 2020	December 31, 2019
Bullet maturity – fixed rate	12/9/2020	11/12/2021	1.73%	1.40%	2.13%	$44,837	$52,269

(1) Maturity range, weighted average rate and coupon rate range refers to September 30, 2020 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $4.5 million at September 30, 2020, and $23.7 million at December 31, 2019. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.78 billion as of September 30, 2020 of which the unused capacity was $1.73 billion. In addition, there were $74.0 million in the overnight federal funds line available and $153.0 million of FRB discount window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,103	4.25%	$69,009	4.25%
Subordinated notes – due 2025	29,736	3.35	29,696	4.75
Total subordinated notes	$98,839		$98,705

(1) The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2) The 2025 Notes were bearing interest at an annual fixed rate of 4.75% until and including August 14, 2020, and thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 10 – Junior Subordinated Debentures

In connection with the RBPI Merger, BMBC acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns an aggregate of $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and the Corporation assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million. The junior subordinated debentures incur interest at a coupon rate of 2.40% as of September 30, 2020. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 11 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of September 30, 2020, the Corporation’s leases have remaining lease terms ranging from six months to 22 years including extension options that the Corporation is reasonably certain will be exercised.

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

As of September 30, 2020 the Corporation’s ROU assets and related lease liabilities were $38.5 million and $42.9 million, respectively.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(dollars in thousands)
Operating lease expense	$1,199	$1,331	$3,595	$3,994
Short term lease expense	15	15	44	44
Variable lease expense	323	297	988	1,107
Sublease income	(11)	(7)	(28)	(23)
Total lease expense	$1,526	$1,636	$4,599	$5,122

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,532	$3,865
ROU assets obtained in exchange for lease liabilities	—	44,944

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of September 30, 2020 are as follows:

September 30, 2020
(dollars in thousands)
2020	$1,173
2021	4,479
2022	4,200
2023	4,047
2024	4,076
2025 and thereafter	37,308
Total lease payments	55,283
Less: imputed interest	12,388
Present value of operating lease liabilities	$42,895

As of September 30, 2020, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 13.79 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2020 is 3.58%.

As of September 30, 2020, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2020, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of September 30, 2020, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of September 30, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of September 30, 2020:
Customer derivatives – interest rate swaps	$1,076,229	$135,998	$1,076,229	$135,998
FX forwards	—	—	692	24
RPAs sold	—	—	15,009	36
RPAs purchased	55,547	490	—	—
Total derivatives	$1,131,776	$136,488	$1,091,930	$136,058
As of December 31, 2019:
Customer derivatives – interest rate swaps	$790,209	$47,627	$790,209	$47,627
RPAs sold	—	—	4,232	16
RPAs purchased	20,249	90	—	—
Total derivatives	$810,458	$47,717	$794,441	$47,643

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at September 30, 2020 and December 31, 2019 was $151.0 million and $63.8 million, respectively, and is comprised of a combination of cash and investment securities. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $136.0 million and $46.7 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Corporation is subject to income taxes in the United States federal jurisdiction and multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by taxing authorities for years before 2017.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the nine months ended September 30, 2020 or 2019.

Note 14 – Shareholders’ Equity

Dividend

On October 22, 2020, BMBC’s Board of Directors declared a regular quarterly dividend of $0.27 per share payable December 1, 2020 to shareholders of record as of November 2, 2020. During the third quarter of 2020, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.27 per share. This dividend totaled $5.6 million, based on outstanding shares and restricted stock units as of August 3, 2020 of 20,247,855 shares.

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

For the three and nine months ended September 30, 2020, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three and nine months ended September 30, 2020. No other sales of equity securities were executed under the Shelf Registration Statement during the three and nine months ended September 30, 2020.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and nine months ended September 30, 2020, 338 and 676 shares were issued pursuant to the exercise of stock options, increasing shareholders’ equity by $7 thousand and $12 thousand. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $644 thousand and $2.2 million for the three and nine months ended September 30, 2020, respectively.

Stock Repurchases

On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019. During the three months ended March 31, 2020, 207,201 shares were repurchased under the 2019 Program at an average price of $34.99. No shares were repurchased during the three months ended June 30, 2020 or three months ended September 30, 2020. All share repurchases were accomplished in open market transactions. As of September 30, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

In addition to the 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2020	$10,696	$(1,677)	$9,019
Other comprehensive income	1,097	23	1,120
Balance, September 30, 2020	$11,793	$(1,654)	$10,139

Balance, June 30, 2019	$2,952	$(1,252)	$1,700
Other comprehensive income	983	15	998
Balance, September 30, 2019	$3,935	$(1,237)	$2,698

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$3,910	$(1,723)	$2,187
Other comprehensive income	7,883	69	7,952
Balance, September 30, 2020	$11,793	$(1,654)	$10,139

Balance, December 31, 2018	$(6,229)	$(1,284)	$(7,513)
Other comprehensive income	10,164	47	10,211
Balance, September 30, 2019	$3,935	$(1,237)	$2,698

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three and nine months ended September 30, 2020 and 2019:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended September 30,		Affected Income Statement Category
	2020	2019
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$18	$10	Other operating expenses
Income tax effect	(4)	(2)	Income tax expense
Net of income tax	$14	$8	Net income

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Nine Months Ended September 30,		Affected Income Statement Category
	2020	2019
Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$53	$34	Other operating expenses
Income tax effect	(11)	(7)	Income tax expense
Net of income tax	$42	$27	Net income

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands except share and per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$13,164	$16,360	$17,036	$42,822
Denominator for basic earnings per share – weighted average shares outstanding	19,945,634	20,132,117	19,975,069	20,148,289
Effect of dilutive common shares	75,983	76,513	87,039	88,042
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,021,617	20,208,630	20,062,108	20,236,331
Basic earnings per share	$0.66	$0.81	$0.85	$2.13
Diluted earnings per share	0.66	0.81	0.85	2.12
Antidilutive shares excluded from computation of average dilutive earnings per share	90,518	769	85,723	1,840

Note 17 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and nine months ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$11,707	$11,707	$—	$10,826	$10,826
Insurance commissions	—	1,682	1,682	—	1,842	1,842
Capital markets revenue(1)	3,314	—	3,314	2,113	—	2,113
Service charges on deposit accounts	663	—	663	856	—	856
Loan servicing and other fees(1)	373	—	373	555	—	555
Net gain on sale of loans(1)	1,021	—	1,021	674	—	674
Dividends on FHLB and FRB stock(1)	127	—	127	346	—	346
Other operating income(2)	2,198	14	2,212	2,219	36	2,255
Total noninterest income	$7,696	$13,403	$21,099	$6,751	$12,704	$19,455

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $870 thousand and $588 thousand for the three months ended September 30, 2020 and 2019, respectively, which are within the scope of ASC 606.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$31,944	$31,944	$—	$32,728	$32,728
Insurance commissions	—	4,518	4,518	—	5,211	5,211
Capital markets revenue(1)	8,650	—	8,650	5,821	—	5,821
Service charges on deposit accounts	2,112	—	2,112	2,516	—	2,516
Loan servicing and other fees(1)	1,286	—	1,286	1,717	—	1,717
Net gain on sale of loans(1)	4,937	—	4,937	1,745	—	1,745
Net gain (loss) on sale of OREO	148	—	148	(36)	—	(36)
Dividends on FHLB and FRB stock(1)	814	—	814	1,073	—	1,073
Other operating income(2)	5,441	115	5,556	8,071	83	8,154
Total noninterest income	$23,388	$36,577	$59,965	$20,907	$38,022	$58,929

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $2.2 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

The following table provides information about options outstanding for the three and nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2020	563	$21.32	$19.09
Forfeited	—	—	—
Expired	—	—	—
Exercised	(338)	23.32	23.20
Options outstanding, September 30, 2020	225	18.33	12.93

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, December 31, 2019	901	$19.33	$16.78
Forfeited	—	—	—
Expired	—	—	—
Exercised	(676)	19.67	18.06
Options outstanding, September 30, 2020	225	18.33	12.93

As of September 30, 2020 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Proceeds from exercise of stock options	$7	$285	$12	$907
Related tax benefit recognized	—	57	2	212
Net proceeds of options exercised	$7	$342	$14	$1,119

Intrinsic value of options exercised	$4	$272	$12	$1,010

The following table provides information about options outstanding and exercisable at September 30, 2020:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	225	225
Weighted average exercise price	$18.33	$18.33
Aggregate intrinsic value	$1	$1
Weighted average remaining contractual term in years	3.3	3.3

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

For the three and nine months ended September 30, 2020, the Corporation recognized $406 thousand and $1.3 million, respectively, of expense related to the Corporation’s RSUs. As of September 30, 2020, there was $2.4 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the RSUs for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	129,926	$37.92	115,466	$38.57
Granted	—	—	26,818	35.90
Vested	(9,707)	38.83	(21,479)	39.32
Forfeited	(1,067)	40.97	(1,653)	39.12
Ending balance	119,152	37.82	119,152	37.82

PSUs

For the three and nine months ended September 30, 2020, the Corporation recognized $238 thousand and $818 thousand, respectively, of expense related to the PSUs. As of September 30, 2020, there was $2.3 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.8 years.

The following table details the PSUs for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	189,808	$37.31	136,271	$37.87
Granted	—	—	53,685	35.90
Vested	(37,456)	36.45	(37,456)	36.45
Forfeited	(4,149)	36.31	(4,297)	36.44
Ending balance	148,203	37.56	148,203	37.56

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

As of September 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	90,928	—	90,928	—
Obligations of state & political subdivisions	3,178	—	3,178	—
Mortgage-backed securities	431,822	—	431,822	—
Collateralized mortgage obligations	22,253	—	22,253	—
Collateralized loan obligations	6,500	—	6,500	—
Corporate bonds	9,343	—	9,343	—
Other investment securities	650	—	650	—
Total investment securities available for sale	564,774	100	564,674	—

Investment securities trading:
Mutual funds	8,030	8,030	—	—

Derivatives:
Interest rate swaps	135,998	—	135,998	—
RPAs purchased	490	—	490	—
Total derivatives	136,488	—	136,488	—

Total recurring fair value measurements	$709,292	$8,130	$701,162	$—

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,101	$500,101	$—	$—
Obligations of U.S. government & agencies	102,020	—	102,020	—
Obligations of state & political subdivisions	5,379	—	5,379	—
Mortgage-backed securities	366,002	—	366,002	—
Collateralized mortgage obligations	31,832	—	31,832	—
Other investment securities	650	—	650	—
Total investment securities available for sale	1,005,984	500,101	505,883	—

Investment securities trading:
Mutual funds	8,621	8,621	—	—

Derivatives:
Interest rate swaps	47,627	—	47,627	—
RPAs purchased	90	—	90	—
Total derivatives	47,717	—	47,717	—

Total recurring fair value measurements	$1,062,322	$508,722	$553,600	$—

There have been no transfers between levels during the three and nine months ended September 30, 2020.

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

Other Real Estate Owned (“OREO”)

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy. The Corporation did not have any OREO at September 30, 2020 or December 31, 2019.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019:

As of September 30, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$2,881	$—	$—	$2,881
Collateral-dependent loans and leases	8,297	—	—	8,297
Total non-recurring fair value measurements	$11,178	$—	$—	$11,178

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$4,838	$—	$—	$4,838
Impaired loans and leases	15,311	—	—	15,311
Total non-recurring fair value measurements	$20,149	$—	$—	$20,149

During the three and nine months ended September 30, 2020, net increases of $99 thousand and $221 thousand were recorded in the ACL on loans and leases as a result of adjusting the carrying value and estimated fair value of the collateral-dependent loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		September 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$257,433	$257,433	$53,931	$53,931
Investment securities - available for sale	See Note 19	564,774	564,774	1,005,984	1,005,984
Investment securities - trading	See Note 19	8,030	8,030	8,621	8,621
Investment securities – held to maturity	Level 2	11,725	12,144	12,577	12,661
Loans held for sale	Level 2	4,574	4,574	4,249	4,249
Net portfolio loans and leases	Level 3	3,620,256	3,561,812	3,666,711	3,596,268
MSRs	Level 3	2,881	2,881	4,450	4,838
Interest rate swaps	Level 2	135,998	135,998	47,627	47,627
FX forwards	Level 2	—	—	—	—
RPAs purchased	Level 2	490	490	90	90
Other assets	Level 3	38,244	38,244	52,908	52,908
Total financial assets		$4,644,405	$4,586,380	$4,857,148	$4,787,177
Financial liabilities:
Deposits	Level 2	$4,013,579	$4,017,533	$3,842,245	$3,842,014
Short-term borrowings	Level 2	23,456	23,456	493,219	493,219
Long-term FHLB advances	Level 2	44,872	45,589	52,269	52,380
Subordinated notes	Level 2	98,839	91,534	98,705	97,199
Junior subordinated debentures	Level 2	21,889	26,984	21,753	25,652
Interest rate swaps	Level 2	135,998	135,998	47,627	47,627
FX forwards	Level 2	24	24	—	—
RPAs sold	Level 2	36	36	16	16
Other liabilities	Level 3	52,735	52,735	50,251	50,251
Total financial liabilities		$4,391,428	$4,393,889	$4,606,085	$4,608,358

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at September 30, 2020 and December 31, 2019 were $834.4 million and $828.9 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of September 30, 2020 and December 31, 2019 were $20.2 million and $20.7 million, respectively.

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

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. Subsequent to the end of the first quarter of 2019, on May 1, 2019, the Court rendered a decision against Crusader. The matter was appealed, and on March 18, 2020, the Superior Court of the Commonwealth of Pennsylvania returned an opinion reversing in part and affirming in part the trial court's judgment. The effect of this was to vacate the initial judgment awarded by the trial court, and instead to require an appraisal process in accordance with Crusader's Shareholders' Agreement to determine the value of Mr. Snyder's shares. The parties anticipate the appraisal to commence within the coming months. We do not believe that this ruling and any monetary award ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the three and nine months ended September 30, 2020.

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. Bryn Mawr Trust of Delaware is included in the Wealth Management segment of the Corporation since it has similar economic characteristics, products and services to those of the Wealth Management Division of the Bank. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank. BMT Investment Advisers, formed in May 2017, which served as investment adviser to BMT Investment Funds, a Delaware statutory trust, prior to its wind-down in the second quarter of 2020, was also reported under the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$35,031	$1	$35,032	$37,397	$1	$37,398
PCL on loans and leases	3,641	—	3,641	919	—	919
Net interest income after PCL on loans and leases	31,390	1	31,391	36,478	1	36,479
Noninterest income:
Fees for wealth management services	—	11,707	11,707	—	10,826	10,826
Insurance commissions	—	1,682	1,682	—	1,842	1,842
Capital markets revenue	3,314	—	3,314	2,113	—	2,113
Service charges on deposit accounts	663	—	663	856	—	856
Loan servicing and other fees	373	—	373	555	—	555
Net gain on sale of loans	1,021	—	1,021	674	—	674
Other operating income	2,325	14	2,339	2,565	36	2,601
Total noninterest income	7,696	13,403	21,099	6,751	12,704	19,455

Noninterest expenses:
Salaries & wages	11,883	5,318	17,201	12,674	5,091	17,765
Employee benefits	2,200	826	3,026	2,343	945	3,288
Occupancy and bank premises	2,559	496	3,055	2,502	506	3,008
Amortization of intangible assets	263	607	870	327	627	954
Professional fees	1,549	169	1,718	902	142	1,044
Other operating expenses	8,587	1,200	9,787	7,643	1,471	9,114
Total noninterest expenses	27,041	8,616	35,657	26,391	8,782	35,173
Segment profit	12,045	4,788	16,833	16,838	3,923	20,761
Intersegment (revenues) expenses(1)	(133)	133	—	(124)	124	—
Pre-tax segment profit after eliminations	$11,912	$4,921	$16,833	$16,714	$4,047	$20,761
% of segment pre-tax profit after eliminations	70.8%	29.2%	100.0%	80.5%	19.5%	100.0%
Segment assets (dollars in millions)	$4,996.7	$50.2	$5,046.9	$4,771.9	$56.7	$4,828.6

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$108,747	$3	$108,750	$111,652	$4	$111,656
PCL on loans and leases	40,278	—	40,278	6,282	—	6,282
Net interest income after PCL on loans and leases	68,469	3	68,472	105,370	4	105,374
Noninterest income:
Fees for wealth management services	—	31,944	31,944	—	32,728	32,728
Insurance commissions	—	4,518	4,518	—	5,211	5,211
Capital markets revenue	8,650	—	8,650	5,821	—	5,821
Service charges on deposit accounts	2,112	—	2,112	2,516	—	2,516
Loan servicing and other fees	1,286	—	1,286	1,717	—	1,717
Net gain on sale of loans	4,937	—	4,937	1,745	—	1,745
Net gain (loss) on sale of OREO	148	—	148	(36)	—	(36)
Other operating income	6,255	115	6,370	9,144	83	9,227
Total noninterest income	23,388	36,577	59,965	20,907	38,022	58,929

Noninterest expenses:
Salaries & wages	35,441	15,675	51,116	40,744	14,960	55,704
Employee benefits	7,098	2,649	9,747	7,853	2,918	10,771
Occupancy and bank premises	7,610	1,493	9,103	7,842	1,543	9,385
Amortization of intangible assets	846	1,852	2,698	982	1,866	2,848
Professional fees	4,003	658	4,661	3,286	394	3,680
Other operating expenses	25,319	4,067	29,386	22,895	4,802	27,697
Total noninterest expenses	80,317	26,394	106,711	83,602	26,483	110,085
Segment profit	11,540	10,186	21,726	42,675	11,543	54,218
Intersegment (revenues) expenses(1)	(488)	488	—	(372)	372	—
Pre-tax segment profit after eliminations	$11,052	$10,674	$21,726	$42,303	$11,915	$54,218
% of segment pre-tax profit after eliminations	50.9%	49.1%	100.0%	78.0%	22.0%	100.0%
Segment assets (dollars in millions)	$4,996.7	$50.2	$5,046.9	$4,771.9	$56.7	$4,828.6

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	September 30, 2020	December 31, 2019
Assets under management, administration, supervision and brokerage	$17,244.3	$16,548.1

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first nine months of 2020 compared to the financial condition as of December 31, 2019. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three and nine months ended September 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of the Corporation's 2019 Annual Report, as supplemented by those set forth under the caption titled “Risk Factors” beginning on page 82 of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Quarterly Report or incorporated documents. For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the SEC, including our 2019 Annual Report, as updated by our quarterly or other reports subsequently filed with the SEC.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”, and together with its subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment finance, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from, as of September 30, 2020, 42 banking locations, five wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of September 30, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of September 30, 2020 included leases and commercial and industrial loans.

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

We participated in the PPP and during the second quarter of 2020 originated 1,866 loans with a recorded investment of $307.9 million. Recognizing the significance of operational risk that this portfolio poses, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, management decided that it is in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in late June the Bank sold substantially all of its PPP loans to The Loan Source, Inc., which, together with its servicing partner, ACAP SME, LLC, have taken over the forgiveness and ongoing servicing process for the PPP loans. In connection with the sale, the Corporation recognized a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The remaining loans within the Bank's PPP portfolio were sold in the third quarter of 2020 and did not result in a material impact on our Consolidated Financial Statements. Also, the Corporation recognized $1.8 million of net deferred PPP loan origination fees during the second quarter of 2020, which is included within interest and fees on loans and leases on the Consolidated Statement of Income for the nine months ended September 30, 2020.

To provide relief from the economic impacts of COVID-19, the Corporation has offered assistance to our commercial, consumer and small business clients by waiving fees for early CD redemptions, overdrafts, and minimum deposit balance requirements, as well as implemented consumer and commercial loan modification programs.

The Corporation’s modification program for consumer credit products includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of September 30, 2020, 166 consumer loans in the amount of $57.5 million were within a deferral period under the program, of which 162 consumer loans in the amount of $56.9 million are scheduled to resume contractual payments during the fourth quarter of 2020. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

The Corporation’s modification programs for commercial loan and lease products include a three- or six-month deferral of principal and interest or a three- or six-month period of interest-only payments, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. As of September 30, 2020 386 commercial loans and leases in the amount of $247.7 million were within a deferral period under the program, of which 384 commercial loans and leases in the amount of $247.6 million are scheduled to resume contractual payments during the fourth quarter of 2020. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

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

Executive Overview

The following items highlight the Corporation’s results of operations for the three and nine months ended September 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of September 30, 2020 as compared to December 31, 2019. More detailed information related to these highlights can be found in the sections that follow.

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

Three Month Results of Operations

•Net income attributable to the Corporation was $13.2 million, or $0.66 diluted earnings per share, for the three months ended September 30, 2020 as compared to $16.4 million, or $0.81 diluted earnings per share for the same period in 2019.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended September 30, 2020 were 8.60% and 1.02%, respectively, as compared to ROAE and ROAA of 10.90% and 1.36% respectively, for the same period in 2019.

•Tax-equivalent net interest income decreased $2.4 million, or 6.3%, to $35.1 million for the three months ended September 30, 2020, as compared to $37.5 million for the same period in 2019.

•Provision for credit losses (“PCL”) on loans and leases of $3.6 million for the three months ended September 30, 2020 was an increase of $2.7 million from the $919 thousand PCL on loans and leases recorded for the same period in 2019.

•Noninterest income of $21.1 million for the three months ended September 30, 2020 increased $1.6 million as compared to $19.5 million for the same period in 2019.

•Fees for wealth management services and capital markets revenue of $11.7 million and $3.3 million, respectively, for the three months ended September 30, 2020 increased $881 thousand and $1.2 million, respectively, as compared to the same period in 2019. Insurance commissions of $1.7 million for the three months ended September 30, 2020 decreased $160 thousand as compared to the same period in 2019.

•Noninterest expense of $35.7 million for the three months ended September 30, 2020 increased $484 thousand, from $35.2 million for the same period in 2019.

Nine Month Results of Operations

•Net income attributable to the Corporation for the nine months ended September 30, 2020 was $17.0 million, a decrease of $25.8 million as compared to $42.8 million for the same period in 2019. Diluted earnings per share was $0.85 for the nine months ended September 30, 2020 as compared to $2.12 for the same period in 2019.

•ROAE and ROAA for the nine months ended September 30, 2020 were 3.74% and 0.45%, respectively, as compared to 9.82% and 1.23% respectively, for the same period in 2019.

•Tax-equivalent net interest income decreased $2.9 million, or 2.7%, to $109.1 million for the nine months ended September 30, 2020, as compared to $112.0 million for the same period in 2019.

•PCL on loans and leases of $40.3 million for the nine months ended September 30, 2020 was an increase of $34.0 million from the $6.3 million PCL on loans and leases recorded for the same period in 2019.

•Noninterest income of $60.0 million for the nine months ended September 30, 2020 increased $1.1 million as compared to $58.9 million for the same period in 2019.

•Capital markets revenue of $8.7 million for the nine months ended September 30, 2020 increased $2.8 million as compared to the same period in 2019. Fees for wealth management services of $31.9 million for the nine months ended September 30, 2020 decreased $784 thousand as compared to the same period in 2019. Insurance commissions of $4.5 million for the nine months ended September 30, 2020 decreased $693 thousand as compared to the same period in 2019.

•Noninterest expense of $106.7 million for the nine months ended September 30, 2020 decreased $3.4 million, from $110.1 million for the same period in 2019.

Changes in Financial Condition

•Total assets of $5.05 billion as of September 30, 2020 decreased $216.3 million from $5.26 billion as of December 31, 2019.

•Total shareholders’ equity of $612.6 million as of September 30, 2020 increased $390 thousand from $612.2 million as of December 31, 2019.

•Total portfolio loans and leases as of September 30, 2020 were $3.68 billion, a decrease of $12.6 million from $3.69 billion as of December 31, 2019.

•Total non-performing loans and leases of $8.6 million represented 0.23% of portfolio loans and leases as of September 30, 2020 as compared to $10.6 million, or 0.29% of portfolio loans and leases as of December 31, 2019.

•The $56.4 million ACL on loans and leases, as of September 30, 2020, represented 1.53% of portfolio loans and leases, as compared to $22.6 million or 0.61% of portfolio loans and leases as of December 31, 2019.

•Total deposits of $4.01 billion as of September 30, 2020 increased $171.3 million from $3.84 billion as of December 31, 2019.

•Wealth assets under management, administration, supervision and brokerage as of September 30, 2020 were $17.24 billion, an increase of $696.2 million from $16.55 billion as of December 31, 2019.

Key Performance Ratios

Key financial performance ratios for the three and nine months ended September 30, 2020 and 2019 are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average equity	8.60%	10.90%	3.74%	9.82%
Return on average assets	1.02	1.36	0.45	1.23
Tax-equivalent net interest margin	3.03	3.54	3.21	3.61
Equity to assets ratio	11.81	12.51	11.98	12.53
Basic earnings per share	$0.66	$0.81	$0.85	$2.13
Diluted earnings per share	0.66	0.81	0.85	2.12
Dividends paid or accrued per share	0.27	0.26	0.79	0.76
Dividends paid or accrued per share to net income per basic common share	40.9%	32.1%	92.9%	35.7%

The following table presents certain key period-end balances and ratios as of September 30, 2020 and December 31, 2019:

(dollars in millions, except per share amounts)	September 30, 2020	December 31, 2019
Book value per share	$30.70	$30.42
ACL on loans and leases as a percentage of portfolio loans and leases	1.53%	0.61%
Tier I capital to risk weighted assets	11.48	11.42
Loan to deposit ratio	91.6	96.0
Wealth assets under management, administration, supervision and brokerage	$17,244.3	$16,548.1
Portfolio loans and leases	3,676.7	3,689.3
Total assets	5,046.9	5,263.3
Total shareholders’ equity	612.6	612.2

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and nine months ended September 30, 2020, as compared to the same period in 2019, and the changes in its financial condition as of September 30, 2020 as compared to December 31, 2019.

Other Matters

Crusader Servicing Corporation (“Crusader”), which was an 80% owned subsidiary of Royal Bank America that was acquired by the Bank in the RBPI merger, along with the Bank as successor-in-interest to Royal Bank America, are defendants in the case captioned Snyder v. Crusader Servicing Corporation et al., Case No. 2007-01027, in the Court of Common Pleas of Montgomery County, Pennsylvania. The case involves claims brought by a former Crusader shareholder in 2007 against Crusader, its former directors and remaining shareholders related, among other things, to a purported failure to pay amounts allegedly due to Snyder for his shares of Crusader stock. On May 1, 2019, the Court rendered a decision in favor of Snyder and ordered Crusader to pay Snyder the amount of $2,190,000 plus interest at the rate of 6% from December 1, 2006. The matter was appealed, and on March 18, 2020, the Superior Court of the Commonwealth of Pennsylvania returned an opinion reversing in part and affirming in part the trial court's judgment. The effect of this was to vacate the judgment of $2,190,000 plus interest, and instead to require an appraisal process in accordance with Crusader's Shareholders' Agreement to determine the value of Mr. Snyder's shares. The parties anticipate the appraisal to commence within the coming months. We do not believe that this ruling and any monetary award ultimately payable by Crusader will be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Corporation.

Components of Net Income

Net income is comprised of five major elements:

•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision for Credit Losses on Loans and Leases, or changes in the ACL on loans and leases;
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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The tables within "Management’s Discussion and Analysis of Results of Operation and Financial Condition – Analyses of Interest Rates and Interest Differential” beginning at page 67 below present a summary, for the three and nine months ended September 30, 2020 and 2019, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended September 30, 2020 Compared to the Same Period in 2019

For the three months ended September 30, 2020, tax-equivalent net interest income decreased $2.4 million, or 6.3%, to $35.1 million, as compared to $37.5 million for the same period in 2019.

Items contributing to the decrease in tax-equivalent net interest income included decreases of $8.7 million and $1.2 million in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, partially offset by decreases of $6.5 million and $929 thousand in interest paid on deposits and interest expense on short-term borrowings, respectively, for the three months ended September 30, 2020 as compared to the same period in 2019.

Tax-equivalent interest and fees earned on loans and leases for the three months ended September 30, 2020 decreased $8.7 million as compared to the same period in 2019. The tax-equivalent yield on average loans and leases for the three months ended September 30, 2020 was 3.97%, a 116 basis point decrease as compared to the same period in 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $168.6 million in average loans and leases for the three months ended September 30, 2020 as compared to same period in 2019.

Tax-equivalent interest income on available for sale investment securities for the three months ended September 30, 2020 decreased $1.2 million as compared to the same period in 2019. The tax-equivalent yield on average available for sale investment securities for the three months ended September 30, 2020 was 1.86%, a 65 basis point decrease as compared to the same period in 2019 coupled with a decrease of $47.7 million in average available for sale investment securities for the three months ended September 30, 2020 as compared to the same period in 2019.

Interest expense on deposits for the three months ended September 30, 2020 decreased $6.5 million as compared to the same period in 2019. The rate paid on average interest-bearing deposits for the three months ended September 30, 2020 was 0.41%, a 95 basis point decrease as compared to the same period in 2019. The effect of the decrease in the tax-equivalent rate paid was partially offset by an increase of $115.4 million in average interest-bearing deposits for the three months ended September 30, 2020 as compared to the same period in 2019.

Interest expense on short-term borrowings for the three months ended September 30, 2020 decreased $929 thousand as compared to the same period in 2019. The decrease was primarily due to a $140.1 million decrease in average short-term borrowings for the three months ended September 30, 2020 as compared to the same period in 2019 coupled with a 208 basis point decrease in the rate paid for the three months ended September 30, 2020 as compared to the same period in 2019.

Nine Months Ended September 30, 2020 Compared to the Same Period in 2019

For the nine months ended September 30, 2020, tax-equivalent net interest income decreased $2.9 million, or 2.7%, to $109.1 million, as compared to $112.0 million for the same period in 2019.

Items contributing to the decrease in tax-equivalent net interest income included decreases of $14.9 million and $2.2 million in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, partially offset by decreases of $12.2 million and $1.5 million in interest paid on deposits and interest expense on short-term borrowings, respectively, for the nine months ended September 30, 2020 as compared to the same period in 2019.

Tax-equivalent interest and fees earned on loans and leases for the nine months ended September 30, 2020 decreased $14.9 million as compared to the same period in 2019. The tax-equivalent yield on average loans and leases for the nine months ended September 30, 2020 was 4.25%, a 91 basis point decrease as compared to the same period in 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $281.1 million in average loans and leases for the nine months ended September 30, 2020 as compared to same period in 2019. Included in tax-equivalent interest and fees earned on loans and leases for the nine months ended September 30, 2020 was the recognition of $1.8 million of net deferred PPP loan origination fees.

Tax-equivalent interest income on available for sale investment securities for the nine months ended September 30, 2020 decreased $2.2 million as compared to the same period in 2019. The tax-equivalent yield on average available for sale investment securities for the nine months ended September 30, 2020 was 2.13%, a 35 basis point decrease as compared to the same period in 2019 coupled with a decrease of $42.5 million in average available for sale investment securities for the nine months ended September 30, 2020 as compared to the same period in 2019.

Interest expense on deposits for the nine months ended September 30, 2020 decreased $12.2 million as compared to the same period in 2019. The rate paid on average interest-bearing deposits for the nine months ended September 30, 2020 was 0.69%, a 64 basis point decrease as compared to the same period in 2019. The effect of the decrease in the tax-equivalent rate paid was partially offset by an increase of $156.0 million in average interest-bearing deposits for the nine months ended September 30, 2020 as compared to the same period in 2019.

Interest expense on short-term borrowings for the nine months ended September 30, 2020 decreased $1.5 million as compared to the same period in 2019. The decrease was primarily due to a 135 basis point decrease in the rate paid for the nine months ended September 30, 2020 as compared to the same period in 2019 coupled with a $29.9 million decrease in average short-term borrowings for the nine months ended September 30, 2020 as compared to the same period in 2019.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$336,225	$85	0.10%	$48,597	$143	1.17%
Investment securities - available for sale:
Taxable	550,199	2,562	1.85	594,975	3,765	2.51
Tax-exempt(4)	3,690	23	2.48	6,594	36	2.17
Total investment securities – available for sale	553,889	2,585	1.86	601,569	3,801	2.51
Investment securities – held to maturity	12,248	57	1.85	12,360	80	2.57
Investment securities – trading	7,957	21	1.05	8,407	27	1.27
Loans and leases(1)(2)(3)(4)	3,701,495	36,901	3.97	3,532,923	45,642	5.13
Total interest-earning assets	4,611,814	39,649	3.42	4,203,856	49,693	4.69
Cash and due from banks	16,557			12,890
ACL on loans and leases	(55,285)			(21,438)
Other assets	584,502			564,766
Total assets	$5,157,588			$4,760,074
Liabilities:
Savings, NOW, and market rate accounts	$2,282,591	$1,042	0.18	$1,996,181	$5,445	1.08
Wholesale deposits	223,527	465	0.83	299,309	1,729	2.29
Retail time deposits	385,534	1,460	1.51	480,736	2,336	1.93
Total interest-bearing deposits	2,891,652	2,967	0.41	2,776,226	9,510	1.36
Short-term borrowings	29,913	8	0.11	169,985	937	2.19
Long-term FHLB advances	44,849	234	2.08	45,698	243	2.11
Subordinated notes	98,815	1,094	4.40	98,634	1,145	4.61
Junior subordinated debt	21,859	207	3.77	21,680	340	6.22
Total interest-bearing liabilities	3,087,088	4,510	0.58	3,112,223	12,175	1.55
Noninterest-bearing deposits	1,220,570			903,314
Other liabilities	240,737			149,226
Total noninterest-bearing liabilities	1,461,307			1,052,540
Total liabilities	4,548,395			4,164,763
Shareholders’ equity	609,193			595,311
Total liabilities and shareholders’ equity	$5,157,588			$4,760,074
Net interest spread			2.84			3.14
Effect of noninterest-bearing sources			0.19			0.40
Net interest income/margin on earning assets(4)		$35,139	3.03		$37,518	3.54
Tax-equivalent adjustment(4)		$107	0.01%		$120	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes net accretion of deferred fees of $267 thousand and $885 thousand for the three months ended September 30, 2020 and 2019, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2020 and 2019.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$194,652	$233	0.16%	$39,785	$348	1.17%
Investment securities - available for sale:
Taxable	527,837	8,402	2.13	566,742	10,528	2.48
Tax-exempt(4)	4,388	77	2.34	7,961	134	2.25
Total investment securities – available for sale	532,225	8,479	2.13	574,703	10,662	2.48
Investment securities – held to maturity	12,854	217	2.26	10,540	218	2.77
Investment securities – trading	8,095	70	1.16	8,206	73	1.19
Loans and leases(1)(2)(3)(4)	3,792,969	120,578	4.25	3,511,829	135,503	5.16
Total interest-earning assets	4,540,795	129,577	3.81	4,145,063	146,804	4.74
Cash and due from banks	15,145			13,671
Allowance for loan and lease losses	(45,099)			(20,729)
Other assets	565,649			515,059
Total assets	$5,076,490			$4,653,064
Liabilities:
Savings, NOW, and market rate accounts	$2,264,407	$8,364	0.49	$1,908,405	$14,249	1.00
Wholesale deposits	240,571	1,928	1.07	329,103	5,884	2.39
Retail time deposits	399,799	4,788	1.60	511,290	7,129	1.86
Total interest-bearing deposits	2,904,777	15,080	0.69	2,748,798	27,262	1.33
Short-term borrowings	102,173	693	0.91	132,100	2,237	2.26
Long-term FHLB advances	46,110	633	1.83	51,125	790	2.07
Subordinated notes	98,770	3,383	4.58	98,588	3,434	4.66
Junior subordinated debt	21,814	731	4.48	21,638	1,050	6.49
Total interest-bearing liabilities	3,173,644	20,520	0.86	3,052,249	34,773	1.52
Noninterest-bearing deposits	1,080,837			895,111
Other liabilities	213,750			122,665
Total noninterest-bearing liabilities	1,294,587			1,017,776
Total liabilities	4,468,231			4,070,025
Shareholders’ equity	608,259			583,039
Total liabilities and shareholders’ equity	$5,076,490			$4,653,064
Net interest spread			2.95			3.22
Effect of noninterest-bearing sources			0.26			0.39
Net interest income/margin on earning assets(4)		$109,057	3.21		$112,031	3.61
Tax-equivalent adjustment(4)		$307	0.01%		$375	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $887 thousand and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2020 and 2019.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and nine months ended September 30, 2020 as compared to the same period in 2019, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2020 Compared to 2019
(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$3,450	$(3,508)	$(58)	$1,831	$(1,946)	$(115)
Investment securities - taxable	(286)	(946)	(1,232)	(666)	(1,464)	(2,130)
Investment securities -nontaxable	(30)	17	(13)	(62)	5	(57)
Loans and leases	12,931	(21,672)	(8,741)	16,011	(30,936)	(14,925)
Total interest income	16,065	(26,109)	(10,044)	17,114	(34,341)	(17,227)
Interest expense:
Savings, NOW and market rate accounts	4,801	(9,204)	(4,403)	4,056	(9,941)	(5,885)
Wholesale deposits	(439)	(825)	(1,264)	(1,582)	(2,374)	(3,956)
Retail time deposits	(466)	(410)	(876)	(1,559)	(782)	(2,341)
Short-term borrowings	(772)	(157)	(929)	(508)	(1,036)	(1,544)
Long-term FHLB advances	(5)	(4)	(9)	(76)	(81)	(157)
Subordinated notes	14	(65)	(51)	10	(61)	(51)
Junior subordinated debt	19	(152)	(133)	14	(333)	(319)
Total interest expense	3,152	(10,817)	(7,665)	355	(14,608)	(14,253)
Interest differential	$12,913	$(15,292)	$(2,379)	$16,759	$(19,733)	$(2,974)

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2020 and 2019.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.03% for the three months ended September 30, 2020 was a 51 basis point decrease from 3.54% for the same period in 2019. The decrease in the tax-equivalent net interest margin was primarily due to the reduced interest rates during the three months ended September 30, 2020 as compared to the same period in 2019.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
3rd Quarter 2020	3.42%	0.58%	2.84%	0.19%	3.03%
2nd Quarter 2020	3.76	0.77	2.99	0.23	3.22
1st Quarter 2020	4.29	1.24	3.05	0.33	3.38
4th Quarter 2019	4.39	1.41	2.98	0.38	3.36
3rd Quarter 2019	4.69	1.55	3.14	0.40	3.54

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

Management utilizes several tools to measure the effect of interest rate risk on net interest income. These methods include gap analysis, market value of portfolio equity analysis, and net interest income simulations under various scenarios. Management compares the results of these analyses to limits established by the Corporation’s ALCO policies and makes adjustments as appropriate if the results are outside the established limits.

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After September 30, 2020		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2019
	Amount	Percentage	Amount	Percentage
+300 basis points	$18,816	13.18%	$15,357	10.52%
+200 basis points	12,165	8.52	10,217	7.00
+100 basis points	5,844	4.09	5,079	3.48
-100 basis points	(3,239)	(2.27)	(6,817)	(4.67)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of September 30, 2020 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of September 30, 2020 than it was as of December 31, 2019. Rates declined significantly during the quarter due to economic conditions related to the COVID-19 pandemic. The Bank responded to the declining rate environment due to the COVID-19 pandemic economic downturn by decreasing rates on deposit accounts to offset some of the loss experienced on the asset side. The reduction of loss of net interest income as rates decline 100 basis points is partially the result of floor rates being implemented on the asset side as well as the inability for rates to decline much further on the deposit side.

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

The following table presents the Corporation’s gap analysis as of September 30, 2020:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$241.8	$—	$—	$—	$—	$241.8
Investment securities(1)	48.6	161.8	268.8	105.3	—	584.5
Loans and leases(2)	1,805.5	372.6	1,168.6	334.6	—	3,681.3
ACL on loans and leases	—	—	—	—	(56.4)	(56.4)
Cash and due from banks	—	—	—	—	15.7	15.7
Operating lease right-of-use assets	0.7	2.1	10.4	25.3	—	38.5
Other assets	—	—	—	—	541.5	541.5
Total assets	2,096.6	536.5	1,447.8	465.2	500.8	5,046.9
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	34.9	104.6	360.6	730.3	—	1,230.4
Savings, NOW and market rate	90.2	270.5	858.0	1,041.5	—	2,260.2
Time deposits	82.8	193.5	88.6	1.3	—	366.2
Wholesale non-maturity deposits	77.4	—	—	—	—	77.4
Wholesale time deposits	43.4	—	36.0	—	—	79.4
Short-term borrowings	23.5	—	—	—	—	23.5
Long-term FHLB advances	5.0	15.0	24.9	—	—	44.9
Subordinated notes	30.0	—	68.8	—	—	98.8
Junior subordinated debentures	21.9	—	—	—	—	21.9
Operating lease liabilities	0.8	2.3	11.6	28.2	—	42.9
Other liabilities	—	—	—	—	188.7	188.7
Shareholders’ equity	21.6	64.7	345.0	172.4	—	603.7
Total liabilities and shareholders’ equity	431.5	650.6	1,793.5	1,973.7	188.7	5,038.0
Interest-earning assets	2,095.9	534.4	1,437.4	439.9	—	4,507.6
Interest-bearing liabilities	374.2	479.0	1,076.3	1,042.8	—	2,972.3
Difference between interest-earning assets and interest-bearing liabilities	1,721.7	55.4	361.1	(602.9)	—	1,535.3
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,721.7	$1,777.1	$2,138.2	$1,535.3	$—	$1,535.3
Cumulative earning assets as a % of cumulative interest-bearing liabilities	560%	308%	211%	152%

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

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

For the three and nine months ended September 30, 2020, the Corporation recorded a PCL on loans and leases of $3.6 million and $40.3 million, respectively, bringing the September 30, 2020 ACL to $56.4 million, or 1.53% of portfolio loans and leases, as compared to an ACL of $20.8 million, or 0.59% of portfolio loans and leases, as of September 30, 2019. The ACL at September 30, 2020 reflects management's current estimate of expected future credit losses considering the adverse economic indicators and other assumptions largely driven by the COVID-19 pandemic. Net charge-offs for the three months ended September 30, 2020 were $2.2 million as compared to $1.3 million for the same period in 2019. Net charge-offs for the nine months ended September 30, 2020 were $9.7 million as compared to $4.9 million for the same period in 2019.

The following table details the allocation of the ACL as of the dates indicated:

Allocation of ACL
	September 30, 2020		December 31, 2019
(dollars in thousands)	ACL	% Loans and Leases to Total Loans and Leases	ACL	% Loans and Leases to Total Loans and Leases
CRE - nonowner-occupied	$16,542	37.6%	$7,960	36.2%
CRE - owner-occupied	6,008	15.5	2,825	14.3
Home equity lines of credit	1,807	4.9	1,114	6.1
Residential mortgage - 1st liens	8,402	18.0	2,501	19.2
Residential mortgage - junior liens	451	0.7	338	1.0
Construction	4,972	5.1	1,230	5.5
Commercial & Industrial	8,373	12.7	3,835	11.7
Consumer	539	1.3	438	1.6
Leases	9,334	4.4	2,361	4.5
Total ACL on loans and leases	$56,428	100.0%	$22,602	100.0%

Asset Quality and Analysis of Credit Risk

As of September 30, 2020, total nonperforming loans and leases decreased by $2.0 million to $8.6 million, representing 0.23% of portfolio loans and leases, as compared to $10.6 million, or 0.29% of portfolio loans and leases, as of December 31, 2019. The decrease in nonperforming loans and leases was related to pay-offs and pay-downs of $3.0 million, charge-offs of $2.8 million, transfers to OREO of $380 thousand and the sale of $1.7 million of loans and leases classified as nonperforming as of December 31, 2019, offset by the addition of $5.9 million of new nonperforming loans and leases during the nine months ended September 30, 2020. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of September 30, 2020, the ACL on loans and leases of $56.4 million represented 1.53% of portfolio loans and leases, an increase of 92 basis points from December 31, 2019. The significant increase was driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of September 30, 2020 as compared to our initial adoption of CECL effective January 1, 2020.

As of September 30, 2020, the Corporation had $10.0 million of TDRs, of which $8.6 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $8.1 million of TDRs, of which $5.1 million were in compliance with modified terms, and were excluded from non-performing loans and leases. As of September 30, 2020, 552 loans and leases in the amount of $305.2 million, comprising 8.3% of the Bank's portfolio loans and leases, are within a deferral period under the Bank's consumer and commercial loan and lease modification programs, as compared to 1,668 loans and leases in the amount of $767.1 million, comprising 20.6% of the Bank's portfolio loans and leases, as of June 30, 2020. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not classified as TDRs, see COVID-19 Impact within ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonperforming Assets:
Nonperforming loans and leases	$8,597	$10,648
Other real estate owned	—	—
Total nonperforming assets	$8,597	$10,648

Troubled Debt Restructurings(1):
TDRs included in non-performing loans	$1,393	$3,018
TDRs in compliance with modified terms	8,590	5,071
Total TDRs	$9,983	$8,089

Loan and Lease quality indicators:
Allowance for credit losses on loans and leases to nonperforming loans and leases	656.4%	212.3%
Nonperforming loans and leases to total portfolio loans and leases	0.23	0.29
Allowance for credit losses on loans and leases to total portfolio loans and leases	1.53	0.61
Nonperforming assets to total loans and leases and OREO	0.23	0.29
Nonperforming assets to total assets	0.17	0.20
Total portfolio loans and leases	$3,676,684	$3,689,313
Allowance for credit losses on loans and leases	56,428	22,602
(1) For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see COVID-19 Impact within ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition and Note 1 – Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies to the Unaudited Consolidated Financial Statements.

NONINTEREST INCOME

Three Months Ended September 30, 2020 Compared to the Same Period in 2019

Noninterest income of $21.1 million for the three months ended September 30, 2020 increased $1.6 million as compared to $19.5 million for the same period in 2019. The increase was primarily due to increases of $1.2 million, $881 thousand, and $347 thousand in capital markets revenue, fees for wealth management services, and net gain on sale of loans, respectively, partially offset by decreases of $219 thousand, $193 thousand, $182 thousand, and $160 thousand in dividends on FHLB and FRB stock, service charges on deposits, loan servicing fees, and insurance commissions, respectively.

Nine Months Ended September 30, 2020 Compared to the Same Period in 2019

Noninterest income of $60.0 million for the nine months ended September 30, 2020 increased $1.1 million as compared to $58.9 million for the same period in 2019. The increase was primarily due to increases of $3.2 million and $2.8 million in net gain on sale of loans and capital markets revenue, respectively, partially offset by decreases of $2.6 million, $784 thousand, and $693 thousand in other operating income, fees for wealth management services, and insurance commissions, respectively. The increase in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The increase in capital markets revenue was primarily due to increased volume and size of interest rate swap transactions with commercial loan customers for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease in fees for wealth management services was primarily driven by non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services in the second quarter of 2020.

The following table provides details of other operating income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Visa debit card income	$753	$464	$1,927	$1,314
BOLI income	343	312	993	909
Commissions and fees	339	348	907	1,047
Safe deposit box rentals	106	117	268	288
Other investment income	13	37	52	484
Rental income	11	7	28	23
Gain (loss) on trading investments	357	(19)	396	927
Recovery of purchase accounting fair value loan mark	—	11	—	59
Miscellaneous other income	290	978	985	3,103
Other operating income	$2,212	$2,255	$5,556	$8,154

The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage originations	$37,621	$48,614	$105,755	$132,672
Mortgage loans sold:
Servicing retained	—	—	—	—
Servicing released	33,487	30,158	80,370	61,355
Total mortgage loans sold	$33,487	$30,158	$80,370	$61,355
Percentage of originated mortgage loans sold	89.0%	62.0%	76.0%	46.2%
Servicing retained %	—	—	—	—
Servicing released %	100.0	100.0	100.0	100.0
Residential mortgage loans serviced for others	$407,781	$527,869	$407,781	$527,869
Mortgage servicing rights	2,881	4,580	2,881	4,580
Gain on sale of mortgage loans	986	471	2,199	1,354
Loan servicing and other fees	373	555	1,286	1,717
Amortization of MSRs	413	183	970	459
(Impairment) recovery of MSRs	(146)	19	(599)	(8)

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Market value	$6,557,898	$6,661,996	$6,001,999	$6,977,009	$6,396,399
Fixed fee	10,686,409	10,350,908	9,591,733	9,571,051	9,213,387
Total	$17,244,307	$17,012,904	$15,593,732	$16,548,060	$15,609,786

	Percentage of Wealth Assets as of:
Fee Basis	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Market value	38.0%	39.2%	38.5%	42.2%	41.0%
Fixed fee	62.0%	60.8%	61.5%	57.8%	59.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Market value	$8,344	$5,525	$8,131	$8,126	$7,924
Fixed fee	3,363	3,544	3,037	3,546	2,902
Total	$11,707	$9,069	$11,168	$11,672	$10,826

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Market value	71.3%	60.9%	72.8%	69.6%	73.2%
Fixed fee	28.7%	39.1%	27.2%	30.4%	26.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
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

NONINTEREST EXPENSE

Three Months Ended September 30, 2020 Compared to the Same Period in 2019

Noninterest expense of $35.7 million for the three months ended September 30, 2020 increased $484 thousand as compared to $35.2 million for the same period in 2019. Increases of $1.0 million and $674 thousand in other operating expenses and professional fees, respectively, were partially offset by decreases of $564 thousand, $399 thousand, and $262 thousand in salaries and wages, Pennsylvania bank shares tax, and employee benefits, respectively. The increase in other operating expenses included a $627 increase in FDIC insurance expense primarily due to a small bank assessment credit of $407 thousand applied in the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to the Same Period in 2019

Noninterest expense for the nine months ended September 30, 2020 decreased $3.4 million, to $106.7 million, as compared to $110.1 million for the same period in 2019. The decrease was primarily due to decreases of $4.6 million, $1.1 million, and $1.0 million in salaries and wages, Pennsylvania bank shares tax, and employee benefits, respectively, partially offset by an increase of $3.2 million and $981 thousand in other operating expenses and professional fees, respectively. The decrease in salaries and wages and employee benefits was largely driven by a pre-tax, non-recurring, charge of $4.5 million in the first quarter of 2019 related to Corporation’s voluntary Years of Service Incentive Program (the “Incentive Program”), which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation, the Bank or one of their subsidiaries. The increase in other operating expenses included a $2.4 million increase in provision for credit losses on off-balance sheet credit exposures primarily driven by the adverse economic impacts of the COVID-19 pandemic as well as the Corporation’s adoption of CECL effective January 1, 2020.

The following table provides details of other operating expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Contributions	$396	$349	$1,364	$1,103
Deferred compensation expense	129	(49)	(312)	672
Director fees	152	144	456	430
Dues and subscriptions	401	406	1,285	1,225
FDIC insurance	627	—	1,450	910
Insurance	237	224	778	655
Loan processing	90	127	372	578
Miscellaneous other expenses	1,394	1,503	4,045	3,254
MSR amortization and impairment	559	165	1,569	468
Other taxes	5	30	29	153
Outsourced services	62	65	187	195
Wealth custodian fees	105	101	334	317
Postage	138	141	452	531
Provision for credit losses / (release of reserve) on off-balance sheet credit exposures	196	47	2,344	(91)
Provision credit losses on accrued interest receivable on loans	264	—	264	—
Stationary and supplies	100	163	324	419
Telephone and data lines	426	432	1,292	1,302
Temporary help and recruiting	41	182	175	562
Travel and entertainment	8	271	268	780
Other operating expenses	$5,330	$4,301	$16,676	$13,463

INCOME TAXES

Income tax expense for the three months ended September 30, 2020 was $3.7 million, a decrease of $693 thousand as compared to $4.4 million for the same period in 2019. The effective tax rate for the three months ended September 30, 2020 increased to 22.0% as compared to 21.2% for the same period in 2019. The increase in the effective tax rate was primarily due to a $106 thousand increase in net discrete tax expense for the three months ended September 30, 2020 as compared to the same period in 2019.

Income tax expense for the nine months ended September 30, 2020 was $4.8 million, a decrease of $6.6 million as compared to $11.4 million for the same period in 2019. Income before income taxes decreased $32.5 million for the nine months ended September 30, 2020 as compared for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 increased to 21.9% as compared to 21.0% for the same period in 2019. The increase in the effective tax rate was primarily due to a $250 thousand increase in net discrete tax expense for the nine months ended September 30, 2020 as compared to the same period in 2019.

BALANCE SHEET ANALYSIS

Total assets of $5.05 billion as of September 30, 2020 decreased $216.3 million from $5.26 billion as of December 31, 2019. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at September 30, 2020 to December 31, 2019:

	September 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
CRE - nonowner-occupied	$1,382,757	37.6%	$1,337,167	36.2%	$45,590	3.4%
CRE - owner-occupied	568,218	15.5	527,607	14.3	40,611	7.7
Home equity lines of credit	179,125	4.9	224,262	6.1	(45,137)	(20.1)
Residential mortgage - 1st liens	660,923	18.0	706,690	19.2	(45,767)	(6.5)
Residential mortgage - jr. liens	26,150	0.7	36,843	1.0	(10,693)	(29.0)
Construction	186,415	5.1	202,198	5.5	(15,783)	(7.8)
Commercial & Industrial	465,316	12.7	432,227	11.7	33,089	7.7
Consumer	47,043	1.3	57,241	1.6	(10,198)	(17.8)
Leases	160,737	4.4	165,078	4.5	(4,341)	(2.6)
Total portfolio loans and leases	3,676,684	100.0%	3,689,313	100.0%	(12,629)	(0.3)
Loans held for sale	4,574		4,249		325	7.6
Total loans and leases	$3,681,258		$3,693,562		$(12,304)	(0.3)%

Investment Securities

Investment securities available for sale as of September 30, 2020 totaled $564.8 million, a decrease of $441.2 million as compared to $1.01 billion as of December 31, 2019. The decrease was primarily related to the maturing of $500.0 million of short-term U.S. Treasury securities in the first quarter of 2020, partially offset by increases of $65.8 million, $9.3 million, and $6.5 million of mortgage-backed securities, corporate bonds, and collateralized loan obligations, respectively.

Deposits

Deposits as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$815,561	20.3%	$944,915	24.6%	$(129,354)	(13.7)%
Money market	1,199,429	29.9	1,106,478	28.8	92,951	8.4
Savings	245,167	6.1	220,450	5.7	24,717	11.2
Retail time deposits	366,245	9.1	405,123	10.5	(38,878)	(9.6)
Wholesale non-maturity deposits	77,356	1.9	177,865	4.6	(100,509)	(56.5)
Wholesale time deposits	79,430	2.0	89,241	2.3	(9,811)	(11.0)
Interest-bearing deposits	2,783,188	69.3	2,944,072	76.6	(160,884)	(5.5)
Noninterest-bearing deposits	1,230,391	30.7	898,173	23.4	332,218	37.0
Total deposits	$4,013,579	100.0%	$3,842,245	100.0%	$171,334	4.5%

Borrowings

Borrowings as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$23,456	12.4%	$493,219	74.1%	$(469,763)	(95.2)%
Long-term FHLB advances	44,872	23.7	52,269	7.8	(7,397)	(14.2)
Subordinated notes	98,839	52.3	98,705	14.8	134	0.1
Junior subordinated debentures	21,889	11.6	21,753	3.3	136	0.6
Total borrowed funds	$189,056	100.0%	$665,946	100.0%	$(476,890)	(71.6)%

Capital

Consolidated shareholders' equity of the Corporation was $612.6 million, or 12.1% of total assets, as of September 30, 2020, as compared to $612.2 million, or 11.6% of total assets, as of December 31, 2019. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of September 30, 2020 and December 31, 2019:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital to risk weighted assets:
BMBC	$573,309	15.19%	$377,345	10.00%
Bank	500,242	13.27	376,981	10.00
Tier I capital to risk weighted assets:
BMBC	433,302	11.48	301,876	8.00
Bank	453,107	12.02	301,585	8.00
Common equity Tier I risk weighted assets:
BMBC	412,180	10.92	245,275	6.50
Bank	453,107	12.02	245,038	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	433,302	8.75	247,626	5.00
Bank	453,107	9.16	247,452	5.00

December 31, 2019
Total capital to risk weighted assets:
BMBC	547,440	14.69	372,690	10.00
Bank	450,212	12.09	372,435	10.00
Tier I capital to risk weighted assets:
BMBC	425,773	11.42	298,152	8.00
Bank	427,250	11.47	297,948	8.00
Common equity Tier I risk weighted assets:
BMBC	404,715	10.86	242,249	6.50
Bank	427,250	11.47	242,083	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	425,773	9.33	228,216	5.00
Bank	427,250	9.37	227,997	5.00

In September 2020, the U.S. banking agencies issued a final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This final rule is consistent with the interim final rule issued by the U.S. banking agencies in March 2020. The September 30, 2020 ratios reflect the Corporation's election of the five-year transition provision.

Liquidity

BMBC’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, purchasing federal funds, selling loans in the secondary market, borrowing from the FHLB and the FRB, maintaining a highly liquid investment portfolio, and issuing wholesale certificates of deposit as its secondary sources.

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of September 30, 2020	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2019	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,733.8	97.5%	$1,110.6	67.5%	$623.2	56.1%
FRB of Philadelphia	153.0	100.0	174.3	100.0	(21.3)	(12.2)
Fed Funds Lines (six banks)	74.0	100.0	79.0	100.0	(5.0)	(6.3)
Total	$1,960.8	97.8	$1,363.9	71.8	$596.9	43.8

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $77.4 million in balances as of September 30, 2020 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $4.9 million and $10.7 million for the three and nine months ended September 30, 2020, as compared to a PTSP of $4.0 million and $11.9 million for the same periods in 2019. Fees for wealth management services increased $881 thousand and decreased $784 thousand for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The decrease in PTSP and fees for wealth management services for the nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily driven by non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services in the second quarter of 2020. Insurance commissions decreased $160 thousand and $693 thousand for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment.

The Banking segment recorded a PTSP of $11.9 million and $11.1 million for the three and nine months ended September 30, 2020, as compared to a PTSP of $16.7 million and $42.3 million for the same periods in 2019. The decreases in PTSP were primarily driven by increases of $2.7 million and $34.0 million in provision for credit losses on loans and leases for the three and nine months ended September 30, 2020 as compared to the same period in 2019, reflecting the impact of the adverse economic outlook due to the COVID-19 pandemic, as calculated under the CECL framework. To a smaller extent, the decreases in PTSP were also due to decreases of $2.4 million and $2.9 million in net interest margin for the three and nine months ended September 30, 2020 as compared to the same period in 2019, driven by the current interest rate environment.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at September 30, 2020 were $834.4 million, as compared to $828.9 million at December 31, 2019.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at September 30, 2020 amounted to $20.2 million, as compared to $20.7 million at December 31, 2019.

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

Contractual Cash Obligations of the Corporation as of September 30, 2020:

(dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Deposits without a stated maturity	$3,567,904	$3,567,904	$—	$—	$—
Wholesale and retail time deposit	445,675	319,640	111,232	13,822	981
Short-term borrowings	23,456	23,456	—	—	—
Long-term FHLB Advances	44,872	19,872	25,000	—	—
Subordinated Notes	100,000	—	—	30,000	70,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	55,283	4,570	8,324	8,180	34,209
Purchase obligations	24,539	7,713	10,726	2,663	3,437
Total	$4,287,529	$3,943,155	$155,282	$54,665	$134,427

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief

Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the third quarter of 2020:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2020 – July 31, 2020	110	$26.23	—	710,032
August 1, 2020 – August 31, 2020	15,568	$28.71	—	710,032
September 1, 2020 – September 30, 2020	1,530	$24.94	—	710,032
Total	17,208	$28.36	—

(1)On September 30, 2020, 1,530 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or the Bank as follows: 110 shares on July 2, 2020, 15,299 shares on August 11, 2020, and 269 shares on August 19, 2020.
(3)On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. No shares were repurchased during the three months ended September 30, 2020. As of September 30, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
On November 4, 2020, the Corporation entered into separate Indemnification Agreements (each, an “Indemnification Agreement”) with named executive officers Francis J. Leto, Jennifer D. Fox and Michael W. Harrington (the “Indemnitees”), who served as officers and/or trustees of BMT Multi-Cap Fund, a series of BMT Investment Funds (the “Fund”), prior to its wind-down. Pursuant to their respective Indemnification Agreements, the Corporation has agreed to provide indemnification to the Indemnitees to cover expenses and costs incurred by each Indemnitee in connection with claims, suits or proceedings arising as a result of the liquidation, or the Indemnitee’s status as a current or former officer or trustee, of the Fund, provided that those expenses and costs exceed the limits of insurance coverage available to the Indemnitee. There are no such claims, suits or proceedings currently pending or, to management's knowledge, threatened.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6. Exhibits

Exhibit No.	Description and References

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1	Form of Indemnification Agreement
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

*Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with one (*) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRYN MAWR BANK CORPORATION

Date: November 5, 2020	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)