Form 10-K
period 2020-12-31
BRYN MAWR BANK CORP
filed 2021-03-01
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act):
Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates of the registrant (including fiduciary accounts administered by affiliates) was $543,510,131 on June 30, 2020 and was based upon the last sales price at which our common stock was quoted on the NASDAQ Stock Market on June 30, 2020.*
As of February 24, 2021, there were 19,879,922 shares of common stock outstanding.
Documents Incorporated by Reference: Portions of the Definitive Proxy Statement of registrant to be filed with the Commission pursuant to Regulation 14A with respect to the registrant’s Annual Meeting of Shareholders to be held on April 22, 2021 (“2021 Proxy Statement”), as indicated in Parts II and III, are incorporated into this Form 10-K by reference.

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
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which we adopted on January 1, 2020 and has changed how we estimate credit losses and may result in further increases in the required level of our allowance for credit losses;
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
•results of examinations by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) of the Corporation, including the possibility that such regulator may, among other things, require us to increase our allowance for credit losses on loans and leases or to write down assets, or restrict our ability to: engage in new products or services; engage in future mergers or acquisitions; open new branches; pay future dividends; or otherwise take action, or refrain from taking action, in order to correct activities or practices that the Federal Reserve believes may violate applicable law or constitute an unsafe or unsound banking practice;
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

GENERAL DEVELOPMENT AND DESCRIPTION OF OUR BUSINESS

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 41 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The goal of the Corporation is to become the premier community bank and wealth management organization in the greater Philadelphia area. The Corporation’s strategy to achieve this goal includes investing in people and technology to support its growth, leveraging the strength of its brand, targeting high-potential markets for expansion, basing its sales strategy on relationships and concentrating on core product solutions, in each case with a view towards diversifying its sources of revenue and maintaining a strong balance sheet. The Corporation strives to strategically broaden the scope of its product offerings and hire knowledgeable professionals who support our clients with great service, planning, and advice to meet their needs.

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

Growth through Acquisitions

Mergers, acquisitions and organic growth through subsidiaries have contributed significantly to the Corporation's growth and expansion. The acquisition of Lau Associates LLC in July 2008 and the formation of The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) allowed the Corporation to establish a presence in the State of Delaware, where it competes for wealth management business. The November 2012 acquisition of certain loan and deposit accounts and a branch location from First Bank of Delaware enabled the Corporation to further expand its banking segment in the greater Wilmington, Delaware area.

The Corporation’s first significant bank acquisition, the July 2010 merger with First Keystone Financial, Inc., expanded the Corporation’s footprint significantly into Delaware County, Pennsylvania. This was followed by the January 2015 acquisition of Continental Bank Holdings, Inc. (“CBH”) and its subsidiary, Continental Bank, and the December 2017 acquisition of Royal Bancshares of Pennsylvania, Inc. (“RBPI”) and its subsidiary, Royal Bank America. These bank mergers further expanded the Corporation’s reach well into the surrounding counties in Pennsylvania, including five branches within the City of Philadelphia, and also expanded the Bank’s footprint into southern and central New Jersey.

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

In October 2014, the Corporation acquired Powers Craft Parker and Beard, Inc. (“PCPB”), an insurance brokerage previously headquartered in Rosemont, Pennsylvania, which became a subsidiary of the Bank. The addition enabled the Corporation to offer a full range of insurance products to both individual and business clients. In April 2015, the Corporation acquired Robert J. McAllister, Inc. (“RJM”), an insurance brokerage headquartered in Rosemont, Pennsylvania. As described below, in May 2017, the Corporation acquired Harry R. Hirshorn & Company, Inc. (“Hirshorn”), an insurance agency headquartered in the Chestnut Hill section of Philadelphia. The businesses of PCPB, RJM, and Hirshorn were consolidated within one subsidiary, PCPB (now known as BMT Insurance Advisors), which, in 2018, acquired Domenick & Associates (“Domenick”), a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia. BMT Insurance Advisors operates from two locations and has enhanced the Bank's ability to offer comprehensive insurance solutions to both individuals and business clients.

A brief summary of the Corporation's strategic acquisitions since January 1, 2016 follows:

•Harry R. Hirshorn & Company, Inc. (2017): On May 24, 2017, the Bank acquired Hirshorn, an insurance agency headquartered in the Chestnut Hill section of Philadelphia. Consideration totaled $7.5 million, of which $5.8 million was paid at closing, two contingent cash payments of $575 thousand were paid in 2018 and 2019, and one contingent cash payment of $247 thousand was paid in 2020. The acquisition of Hirshorn expanded the Bank’s footprint into this desirable northwest corner of Philadelphia. Shortly after acquisition, Hirshorn was merged into PCPB (now BMT Insurance Advisors).

•Royal Bancshares of Pennsylvania, Inc. (2017): BMBC and the Bank acquired certain subsidiaries in the merger of RBPI with and into BMBC on December 15, 2017 and the merger of Royal Bank America with and into the Bank (collectively, the “RBPI Merger”). The aggregate share consideration paid to RBPI shareholders consisted of 3,101,316 shares of BMBC’s common stock. Shareholders of RBPI received 0.1025 shares of BMBC's common stock for each share of RBPI Class A common stock and 0.1179 shares of BMBC's common stock for each share of RBPI Class B common stock owned as of the Effective Date of the RBPI Merger, with cash-in-lieu of fractional shares totaling $7 thousand. The RBPI Merger initially added $566.2 million of loans, $121.6 million of investments, $593.2 million of deposits, twelve new branches and a loan production office. The acquisition of RBPI expanded the Corporation’s footprint within Montgomery, Chester, Berks and Philadelphia Counties in Pennsylvania as well as Camden and Mercer Counties in New Jersey.

•Domenick & Associates (2018): The Bank’s subsidiary, BMT Insurance Advisors, completed the acquisition of Domenick & Associates (“Domenick”), a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, $175 thousand was paid during the second quarter of 2020 and one contingent cash payment, not to exceed $250 thousand, will be payable in 2021, subject to the attainment of certain targets during the year.

Current Operations

The Corporation offers products and services through various subsidiaries of BMBC and the Bank.

Active Subsidiaries of BMBC. As of December 31, 2020, BMBC has two active subsidiaries which provide various services as described below. Additionally, BMBC and the Bank acquired certain subsidiaries in the RBPI Merger that are not included in the below descriptions as they are not integral or significant to our business. Further, in connection with the RBPI Merger, the Corporation acquired two Delaware trusts, Royal Bancshares Capital Trust I and Royal Bancshares Capital Trust II, which are discussed in more detail in Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•The Bryn Mawr Trust Company: The Bank is engaged in commercial and retail banking business, providing basic banking services, including the acceptance of demand, time and savings deposits and the origination of commercial, real estate and consumer loans and other extensions of credit including leases. The Bank also provides a full range of wealth management services including trust administration and other related fiduciary services, custody services, investment management and advisory services, employee benefit account and IRA administration, estate settlement, tax services, financial planning and brokerage services. The Bank’s employees are included in the Corporation’s employment numbers below.

•The Bryn Mawr Trust Company of Delaware: The Bryn Mawr Trust Company of Delaware (“BMTC-DE”) is a limited-purpose trust company located in Greenville, DE and has the ability to be named and serve as a corporate fiduciary under Delaware law. Being able to serve as a corporate fiduciary under Delaware law is advantageous as Delaware statutes are widely recognized as being favorable with respect to the creation of tax-

advantaged trust structures, LLCs and related wealth transfer vehicles for families and individuals throughout the United States. BMTC-DE is a wholly-owned subsidiary of BMBC.

Active Subsidiaries of the Bank. As of December 31, 2020, the Bank has three active subsidiaries which provide various services as described below.

•KCMI Capital, Inc.: KCMI Capital, Inc. (“KCMI”) is a wholly-owned subsidiary of the Bank, located in Media, Pennsylvania, which was established on October 1, 2015. KCMI specializes in providing non-traditional commercial mortgage loans to small businesses throughout the United States. KCMI enables the Corporation to compete, on a national level, for a specialized lending market that focuses on non-traditional small business borrowers with well-established businesses.

•BMT Insurance Advisors, Inc. f/k/a Powers Craft Parker and Beard, Inc.: BMT Insurance Advisors, Inc. (“BMT Insurance Advisors”), formerly known as Powers Craft Parker and Beard, Inc. (“PCPB”), is a wholly-owned subsidiary of the Bank, headquartered in Berwyn, Pennsylvania. BMT Insurance Advisors is a full-service insurance agency, through which the Bank offers insurance and related products and services to its customer base. This includes casualty, property and allied insurance lines, as well as life insurance, annuities, medical insurance and accident and health insurance for groups and individuals.

•Bryn Mawr Equipment Finance, Inc.: Bryn Mawr Equipment Finance, Inc. (“BMEF”), a wholly-owned subsidiary of the Bank, is a Delaware corporation registered to do business in Pennsylvania. BMEF is a small-ticket equipment financing company servicing customers nationwide from its Pennsylvania location.

Continuing Operations

See Note 31, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

Competition

BMBC and its subsidiaries, including the Bank, compete for deposits, loans, wealth management and insurance services in Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania, New Castle County in Delaware, and Mercer and Camden Counties in New Jersey. The Corporation has 41 banking locations, seven wealth management offices and two insurance and risk management locations.

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

Human Capital Resource Management

We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance.

Staffing Model. The majority of our staff are regular full-time associates. Our goal is to provide our staff with careers instead of jobs. We also employ regular part-time associates and some seasonal/temporary associates. BMBC had no active staff as of December 31, 2020. Collectively, the Corporation had 603 full-time and 33 part-time employees, totaling 613 full-time equivalent staff as of December 31, 2020.

Diversity, Equity and Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our associates to make more meaningful contributions within our company and communities. We do not and will not tolerate discrimination in any form with respect to any aspect of employment. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace. For additional information regarding our Diversity, Equity and Inclusion focus and initiatives, refer to the section labeled “Environmental, Social and Governance Highlights” and “Diversity, Equity & Inclusion” in the Corporation's 2021 Proxy Statement.

Health & Safety. Our health and safety (“HS”) program consists of policies, procedures and guidelines, and mandates all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations, and special safety concerns. The HS program encompasses all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our associates and their families, including:

•Comprehensive medical, dental, and vision benefits, as well as life insurance and short-term disability insurance for all full-time associates - As part of our wellness package, all associates are entitled to free mental health support
•Paid parental leave
•401(k) plan including a competitive company match
•Flexible work schedules
•Volunteer time off
•Corporate charitable opportunities
•Paid time off (PTO), holidays and bank holidays
•Internal training and online development courses
•Tuition reimbursement for eligible associates

Website Disclosures

BMBC files with the SEC and makes available, free of charge, through its website, BMBC's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Corporation’s website at www.bmt.com/investors/sec-filings/. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The regulations of the Department of Banking restrict the amount of dividends that can be paid to BMBC by the Bank. Payment of dividends is restricted to the amount of the Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Board. Accordingly, the dividend payable by the Bank to BMBC beginning on January 1, 2021 is limited to net income not yet earned in 2021 plus the Bank’s total retained net income for the combined two years ended December 31, 2019 and 2020 of $15.8 million. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized. The payment of dividends by the Bank to BMBC is the source on which BMBC currently depends to pay dividends to its shareholders.

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

In addition to deposit insurance assessments, prior to 2020, banks were subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The Financing Corporation assessment became final in 2019.

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

In April 2018, the federal banking regulators proposed transitional arrangements to permit banking organizations to phase in the day-one impact of the adoption of ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as Current Expected Credit Loss (“CECL”), on regulatory capital over a period of three years. The proposed rule was adopted as final effective July 1, 2019. The phase-in provisions of the final rule are optional for a banking organization that experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the banking organization adopts CECL. A banking organization that elects the phase-in provisions of the final rule for regulatory capital purposes must phase in 25% of the transitional amounts impacting regulatory capital in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year.

In March 2020, the U.S. banking agencies issued an interim final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL given the disruption in economic activity caused by the COVID-19 pandemic. The interim final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the day-one impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the day-one ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount will be calculated each quarter for the first two years of the five-year transition. The amount of the modified CECL transition amount will be fixed as of December 31, 2021 and that amount will be subject to the three-year phase out.

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

The Corporation adopted CECL on January 1, 2020 and elected the five-year transition phase-in option for the impact of CECL on regulatory capital with its regulatory filings as of March 31, 2020. For more information regarding the CECL standard, see Note 2, “Recent Accounting Pronouncements” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

    In addition, the federal banking agencies have jointly issued a final rule whereby most qualifying community banking organizations with less than $10 billion in total consolidated assets that meet risk-based qualifying criteria and have a community bank leverage ratio (“CBLR”) of greater than 9 percent would be able to opt into a new CBLR framework. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The final rule further describes what is included in tangible equity capital and average total consolidated assets. An insured depository institution that opts into the CBLR and that subsequently ceases to meet any qualifying criteria in a future period and has a leverage ratio greater than 8% will be allowed a grace period of two reporting periods to satisfy the CBLR qualifying criteria or comply with the generally applicable capital requirements. An insured depository institution that opts into the CBLR may opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Although we have not opted into the CBLR framework, we will continue to analyze the framework and in the future may determine to opt into the framework, though there can be no assurances that we will be eligible to opt into the framework in the future, or that we will continue to be eligible for the CBLR framework if and when we opt into the CBLR framework.

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

•Community Reinvestment Act and Fair Lending

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including providing credit to low and moderate income individuals and areas. Should the Bank fail to serve adequately the communities it serves, potential penalties may include regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the Community Reinvestment Act’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency proposed for public comment rules to modernize the agencies' regulations under the Community Reinvestment Act. The Office of the Comptroller of the Currency adopted its final rules in May 2020, and, to date, the FDIC has not adopted revised rules. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize Community Reinvestment Act regulations. We will continue to evaluate the impact of any changes to the Community Reinvestment Act regulations.

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

    As a result of the 2020 presidential election and a different political party gaining control of the Executive Branch of the Federal government, we anticipate that there may be changes to national financial services policy and supervision, though we cannot predict the extent or speed of any such changes. These changes may result in modifications to policies and regulations that implement current federal law, including laws that implement the Dodd-Frank Act, or the adoption of new regulations and supervisory priorities that otherwise affect the financial services industry. Such changes may result in increased compliance costs and burden for BMBC and its subsidiaries.

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

The Dodd-Frank Act also created the CFPB with extensive powers to implement and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Risks Related to the Pandemic

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

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures have had and, may continue to have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

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

For a description of the impact the COVID-19 pandemic has had on our business and results of operations during the period covered by this Annual Report on Form 10-K, see “Management’s Discussion and Analysis of Results of Operation and Financial Condition – Impact of COVID-19” beginning at page 36. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience additional effects, including a material adverse effect, on our business, financial condition, results of operations and cash flows.

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

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and the economy in general. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in this Annual Report on Form 10-K will be heightened.

Risks Related to General Economic and Market Conditions

The Corporation’s performance and financial condition may be adversely affected by national and regional economic conditions and real estate values.

The U.S. economy experienced a recession during 2020 and unemployment rates remain elevated as a result of the
COVID-19 pandemic. A continuation of those recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. In addition, the Bank’s loan and deposit activities are largely based in eastern Pennsylvania. As a result, the Corporation’s consolidated financial performance depends largely upon economic conditions in this eastern Pennsylvania region. Continuing higher unemployment rates and deterioration in the regional real estate market could harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of our loans are secured by real property. Declines in real estate values and sales volumes and continuing higher unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. If real estate values decline, the collateral for the Corporation’s loans will provide less security. As a result, the Corporation’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.

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

Economic troubles may negatively affect our leasing business.

The Corporation’s leasing business consists of the nationwide leasing of various types of equipment to small- and medium-sized businesses. Economic sluggishness may result in higher credit losses than we would experience in our traditional lending business, as well as potential increases in state regulatory burdens such as state income taxes, personal property taxes and sales and use taxes.

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

Market Risk

Rapidly changing interest rate environment could reduce the Corporation’s net interest margin, net interest income, fee income and net income.

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a significant part of the Corporation’s net income. Interest rates are key drivers of the Corporation’s net interest margin and subject to many factors beyond the Corporation's control. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expenses increasing faster than interest income because of divergence in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Changes in interest rates might also impact the values of equity and debt securities under management and administration by the Wealth Management Division which may have a negative impact on fee income. See the section captioned “Net Interest Income” in the MD&A section of this Annual Report on Form 10-K for additional details regarding interest rate risk.

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

Because we have retained the servicing rights on loans which we have sold in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights is heavily dependent on market interest rates and tends to increase with rising interest rates and decrease with falling interest rates. If we are required to record an impairment charge, it would adversely affect our financial condition and results of operations.

Declines in asset values may result in impairment charges or credit losses and may adversely affect the value of the Corporation’s results of operations, financial condition and cash flows.

A majority of the Corporation’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations. The Corporation’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, corporate bonds, and collateralized loan obligations. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate and a lack of liquidity for resale of certain investment securities. Quarterly, the Corporation evaluates investments and other assets for credit losses or impairment indicators in accordance with U.S. GAAP. Given the significant judgments involved, if we are incorrect in our assessment, this error could have a material adverse effect on our results of operation, financial condition, and cash flows. If the Corporation incurs credit losses or impairment charges that result in its falling below the “well capitalized” regulatory requirement, it may need to raise additional capital. Further, a decline in the fair value of the securities in our investment portfolio could have a material adverse effect on our results of operation, financial condition, and cash flows.

Downgrades in U.S. government and federal agency securities could adversely affect the Corporation.

In addition to causing economic and financial market disruptions, any downgrades in U.S. government and federal agency securities, or failures to raise the U.S. debt limit if necessary in the future, could, among other things, have a materially adverse effect on the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms, as well as have other material adverse effects on the operation of our business and our financial results and condition. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect profitability. Also, the adverse consequences of a downgrade could extend to the borrowers of the loans and leases the Bank makes and, as a result, could adversely affect borrowers’ ability to repay their loans and leases.

Credit Risk

Provision for credit losses on loans and leases and level of non-performing loans and leases may need to be modified in connection with internal or external changes.

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses on loans and leases, which is a reserve established through a provision for credit losses on loans and leases charged to expense, which represents the Corporation’s best estimate of probable credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). The allowance for credit losses on loans and leases, in the judgment of the Corporation, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses on loans and leases reflects the Corporation’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present and future economic conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses on loans and leases inherently involves a high degree of subjectivity and requires us to make significant estimates of current and expected credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in current and future economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses on loans and leases. In addition, bank regulatory agencies periodically review our allowance for credit losses on loans and leases and may require an increase in the provision for credit losses on loans and leases or the recognition of additional loan charge-offs, based on judgments different than those of the Corporation. An increase in the allowance for credit losses on loans and leases results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

FASB ASU 2016-13 has resulted in a significant change in how we recognize credit losses on loans and leases and may have a material impact on our financial condition or results of operations.

    Issued in June 2016, ASU 2016-13 (Topic 326 - Credit Losses), commonly referenced as the Current Expected Credit Loss (“CECL”), eliminates the Provision for Loan and Lease Losses (the “Provision”) and Allowance for Loan and Lease

Losses (the “Allowance”) line items and establishes the Provision for Credit Losses ("PCL") and Allowance for Credit Losses ("ACL") line items.

    The new CECL standard requires projection of credit loss over the contract lifetime of loans and leases, adjusted for prepayment tendencies. Further, management’s specific expectations for the future economic environment must be incorporated in the projection, with loss expectations to revert to the long-run historical mean after such time as management can make or obtain a reasonable and supportable forecast. This valuation reserve has been established in the ACL on loans and leases and is maintained through expense (provision) in the PCL. The methodology for determining the Corporation's ACL on loans and leases under the CECL standard is a dynamic process that relies on third party economic forecasts, and incorporate changes in various factors including, but not limited to, levels and trends of delinquencies and charge-offs, trends in volume and types of loans, national and economic trends and industry conditions. As a result, the Corporation's ACL on loans and leases may fluctuate materially, which in turn causes fluctuation in the Corporations PCL (or recapture). These fluctuations may have a material impact on the Corporation's financial condition and results of operations.

Risks Related to Our Business Operations

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

    Although we perform limited environmental due diligence in conjunction with originating loans secured by properties that we believe have environmental risk, we could be subject to environmental liabilities on real estate properties we foreclose upon and take title to in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site. The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations. These risks are present even though we perform environmental due diligence on our collateral properties. Such diligence may not reflect all current risks or threats, and unforeseen or unpredictable future events may cause a change in the environmental risk profile of a property after a loan has been made.

Regulatory, Compliance and Legal Risks

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

    On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. Members from the Corporation’s finance, lending, credit, capital markets, treasury and legal departments are leading our LIBOR transition efforts. Management has identified and evaluated the scope of existing financial instruments and contracts that may be affected by the transition, which are primarily within its commercial lending, consumer lending and capital markets lines of business. For those contracts which do not contain appropriate fallback language, management is conducting appropriate outreach to clients, as needed, to begin distributing amendments. Management continues to evaluate any needed enhancements or modifications to systems, controls and processes associated with the transition to a new reference rate or benchmark the reference rate alternatives.

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

Any failure of BMBC, the Bank or their subsidiaries to comply with federal and state regulatory requirements, including but not limited to requirements with respect to residential mortgages, could adversely affect our business and net income.

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

In addition, the Corporation originates, sells and services residential mortgage loans. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which the Corporation utilizes to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

    There is also no assurance that laws, rules and regulations will not be proposed or adopted in the future, or that the enforcement of current or existing laws, rules or regulations will not be enhanced in the future, which in either case could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

Previously enacted and potential future legislation, including legislation to reform the U.S. financial regulatory system, could adversely affect our business.

    The change in President and political party controlling the Executive Branch of the Federal Government resulting from the 2016 U.S. presidential election brought changes to laws and regulations of the U.S. financial services industry, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), and may continue to bring changes that we cannot now predict. The EGRRCPA, which amended the Dodd-Frank Act, directed certain federal banking regulatory agencies, including the Federal Reserve, to take action to reduce the regulatory burden on certain banks and financial institutions. Federal banking regulatory agencies are currently working on taking the actions congressionally mandated by the EGRRCPA; however, the 2021 change in President and political party has created uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, which may negatively impact our business.

Additionally, the federal government has passed a variety of other reforms related to banking and the financial industry including, without limitation, the Dodd-Frank Act. The Dodd-Frank Act imposed significant regulatory and compliance changes. Effects of the Dodd-Frank Act on our business include:

•changes to regulatory capital requirements;
•exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier I capital;
•creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the CFPB, which will develop and enforce rules for bank and non-bank providers of consumer financial products);
•potential limitations on federal preemption;
•changes to deposit insurance assessments;
•regulation of debit interchange fees we earn;
•changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•changes in regulation of consumer mortgage loan origination and risk retention.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, the Corporation may incur a charge to earnings. The value of our deferred tax asset is directly related to the income tax rates in effect at the time of use. In late 2017, the U.S. Congress passed significant legislation reforming the Internal Revenue Code known as the Tax Cuts and Jobs Act of 2017 ("Tax Reform" or the “Tax Act”). On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Reform”), was signed into law. The Tax Act, among other changes, reduced the U.S. federal corporate income tax rate from 35% to 21%. As a result of the Tax Act, the Corporation recorded a $15.2 million one-time income tax charge related to the re-measurement of the Corporation’s net deferred tax asset, triggered by the Tax Act, during the year ended December 31, 2017, and a $2.5 million tax benefit recorded during the year ended December 31, 2018 for certain discrete items included on our 2017 tax return that was filed during the fourth quarter of 2018.

Strategic Risks

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

Our acquisition activities could involve a number of additional risks, including the risks of:

•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in the Corporation’s attention being diverted from the operation of our existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•the time and expense required to integrate the operations and personnel of the combined businesses;
•experiencing higher operating expenses relative to operating income from the new operations;
•creating an adverse short-term effect on our results of operations;
•losing key employees and customers as a result of an acquisition that is poorly received;
•risk of significant problems relating to the conversion of the financial and customer data of the entity being acquired into the Corporation’s financial and customer product systems; and,
•potential impairment of intangible assets created in business acquisitions.

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

Competition Risks

Changes in interest rates and other pricing decisions by our competitors could affect our net income.

The Corporation originates, sells and services residential mortgage loans. Changes in interest rates and pricing decisions by our loan competitors affect demand for the Corporation's residential mortgage loan products, the revenue realized on the sale of loans and revenues received from servicing such loans for others, ultimately reducing the Corporation's net income.

The financial services industry is very competitive, especially in the Corporation’s market area, and such competition could affect our operating results.

The Corporation faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Corporation’s market area. The Corporation’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, registered investment advisors, financial planning firms, leasing companies, government-sponsored enterprises, on-line banking enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Corporation. This is especially evident in regard to advertising and public relations spending. For a more complete discussion of our competitive environment, see “General Development and Description of Our Business Competition” in Item 1 above. If the Corporation is unable to compete effectively, the Corporation may lose market share and income from deposits, loans, and other products may be reduced.

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

Liquidity Risk

The capital and credit markets are volatile and could have a detrimental impact on our ability to raise additional capital in the future.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and may need to raise additional capital in the future, whether in the form of debt or equity, to provide us with sufficient capital resources to meet our regulatory and business needs. We cannot assure you that such capital will be available to us on acceptable terms or at all. The capital and credit markets periodically experience volatility. In some cases, the markets may produce downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. Market volatility may result in a material adverse effect on our business, financial condition and results of operations and/or our ability to access capital. Several factors could cause the market price for our common stock to fluctuate substantially in the future, including without limitation:

•announcements of developments related to our business, any of our competitors or the financial services industry in general;
•fluctuations in our results of operations;
•sales of substantial amounts of our securities into the marketplace;
•general conditions in our markets or the worldwide economy;
•a shortfall in revenues or earnings compared to securities analysts’ expectations;

•changes in analysts’ recommendations or projections;
•our announcement of new acquisitions or other projects; and
•compliance with regulatory changes.

If the Corporation is unable to generate sufficient additional capital though its earnings, or other sources, including sales of assets, and the Corporation is unable to raise additional capital on acceptable terms when needed, it would be necessary to slow earning asset growth and or pass up possible acquisition opportunities, which may result in a reduction of future net income growth and have a material adverse effect on our business, financial condition and results of operations.

If sufficient wholesale funding to support earning-asset growth is unavailable, the Corporation’s net income may decrease.

Management recognizes the need to grow both non-wholesale and wholesale funding sources to support earning asset growth and to provide appropriate liquidity. The Corporation’s asset growth over the past few years has been supplemented by various forms of wholesale funding which is defined as wholesale deposits (primarily wholesale certificates of deposit) and borrowed funds (Federal Home Loan Bank of Pittsburgh (“FHLB”), Federal advances and Federal fund line borrowings). Wholesale funding at December 31, 2020 represented approximately 7.2% of total funding compared to 18.0% at December 31, 2019 and 17.1% at December 31, 2018. Wholesale funding is subject to certain practical limits such as the FHLB’s Maximum Borrowing Capacity and the Corporation’s liquidity targets. Additionally, regulators might consider wholesale funding beyond certain points to be imprudent and might suggest that future asset growth be reduced or halted.

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

    Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•Inaccurate management decisions regarding the fair value of assets and liabilities acquired which could materially affect our financial condition;
•Natural disasters, fires, and severe weather;
•Failure of internal controls;
•Rumors or erroneous information;
•Reliance on other companies to provide key components of our business processes;
•Meeting capital adequacy standards and the need to raise additional capital in the future if needed, including through future sales of our common stock;
•Actual or anticipated variations in quarterly or annual results of operations;
•Recommendations by securities analysts;
•Failure of securities analysts to cover, or continue to cover, us;
•Operating and stock price performance of other companies that investors deem comparable to us;

•News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
•Perceptions in the marketplace regarding us and/or our competitors;
•Departure of our management team or other key personnel;
•New technology used, or services offered, by competitors;
•Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•Existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations;
•Governmental investigations and actions;
•Changes in government regulations or restructuring of government sponsored enterprises such as Fannie Mae and Freddie Mac;
•New litigation or changes in existing litigation; and
•Geopolitical conditions such as acts or threats of terrorism or military conflicts.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation’s headquarters are located at 801 Lancaster Ave, Bryn Mawr, Pennsylvania. As of December 31, 2020, the Corporation operates banking locations, including retirement home community locations, wealth management offices, insurance and risk management locations, and administrative offices in the following counties: Montgomery (12 leased, 4 owned),

Chester (5 leased, 2 owned), Delaware (6 leased, 7 owned), Philadelphia (3 leased, 3 owned), and Dauphin (1 leased) Counties in Pennsylvania; New Castle County in Delaware (2 leased); and Mercer (2 leased) and Camden (1 leased) Counties in New Jersey. Management believes the current facilities are suitable for their present and intended purposes. For additional detail regarding our properties and equipment, See Note 6, “Premises and Equipment,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of BMBC is traded on the NASDAQ Stock Market under the symbol BMTC. As of February 24, 2021, there were 799 holders of record of BMBC’s common stock. During 2020, the Corporation declared and paid quarterly cash dividends on shares of its common stock. The Corporation currently expects that it will continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the limitations described in “Federal Reserve Board and Pennsylvania Department of Banking and Securities Regulation” at page 7.

•Comparison of Cumulative Total Return Chart

The following chart compares the yearly percentage change in the cumulative shareholder return on the Corporation’s common stock during the five years ended December 31, 2020, with (1) the Total Return of the NASDAQ Community Bank Index; (2) the Total Return of the NASDAQ Market Index; (3) the Total Return of the SNL Bank and Thrift Index; and (4) the Total Return of the SNL Mid-Atlantic Bank Index. This comparison assumes $100.00 was invested on December 31, 2015, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

Total Return Performance
Index Value
290
280
270
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
2015
2016
2017
2018
2019
2020
Year Ending
Bryn Mawr Bank Corporation
NASDAQ Community Bank Index
NASDAQ Market Index
SNL Bank and Thrift
SNL Mid-Atlantic Bank

Five Year Cumulative Return Summary
	As of December 31,
	2015	2016	2017	2018	2019	2020
Bryn Mawr Bank Corporation	$100.00	$151.00	$161.59	$128.48	$158.25	$121.66
NASDAQ Community Bank Index	$100.00	$138.76	$142.33	$121.09	$149.34	$132.08
NASDAQ Market Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
SNL Bank and Thrift	$100.00	$126.25	$148.45	$123.32	$166.67	$144.61
SNL Mid-Atlantic Bank	$100.00	$127.10	$155.78	$133.10	$189.29	$168.47

•Equity Compensation Plan Information

The information set forth under the caption “Equity Plan Compensation Information” in the 2021 Proxy Statement is incorporated by reference herein. Additional information regarding the Corporation’s equity compensation plans can be found at Note 21, “Stock-Based Compensation,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

•Issuer Purchases of Equity Securities

The following tables present the repurchasing activity of the Corporation during the fourth quarter of 2020:

Shares Repurchased in the 4th Quarter of 2020

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1, 2020 – October 31, 2020	—	$—	—	710,032
November 1, 2020 – November 30, 2020	—	—	—	710,032
December 1, 2020 – December 31, 2020	2,198	28.88	—	710,032
Total	2,198	$28.88	—

(1)On December 31, 2020, 947 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or Bank as follows: 656 shares on December 15, 2020 and 595 shares on December 27, 2020.
(3)On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. No shares were repurchased during the three months ended December 31, 2020. As of December 31, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

ITEM 6. SELECTED FINANCIAL DATA

Earnings	As of or for the Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Interest income	$167,681	$193,389	$181,055	$129,559	$116,991
Interest expense	23,894	45,748	31,584	14,432	10,755
Net interest income	143,787	147,641	149,471	115,127	106,236
Provision for credit losses	41,677	8,595	7,089	2,535	4,347
Net interest income after provision for credit losses	102,110	139,046	142,382	112,592	101,889
Noninterest income	81,971	82,184	75,982	59,132	53,968
Noninterest expense	142,727	146,427	140,407	114,478	101,653
Income before income taxes	41,354	74,803	77,957	57,246	54,204
Income tax expense	8,856	15,607	14,165	34,230	18,168
Net income	$32,498	$59,196	$63,792	$23,016	$36,036
Net loss attributable to noncontrolling interest	(75)	(10)	—	—	—
Net income attributable to Bryn Mawr Bank Corporation	$32,573	$59,206	$63,792	$23,016	$36,036
Per Share Data
Weighted-average shares outstanding	19,970,921	20,142,306	20,234,792	17,150,125	16,859,623
Dilutive potential common stock	71,424	91,065	155,375	248,798	168,499
Adjusted weighted-average shares	20,042,345	20,233,371	20,390,167	17,398,923	17,028,122
Earnings per common share:
Basic	$1.63	$2.94	$3.15	$1.34	$2.14
Diluted	1.63	2.93	3.13	1.32	2.12
Dividends paid or accrued	1.06	1.02	0.94	0.86	0.82
Dividends paid or accrued per share to net income per basic common share	65.03%	34.7%	29.8%	64.2%	38.3%
Shares outstanding at year end	19,960,294	20,126,296	20,161,395	20,161,395	16,939,715
Book value per share	$31.18	$30.42	$28.01	$26.19	$22.50
Tangible book value per share	21.22	20.36	16.02	16.02	15.11
Profitability Ratios
Tax-equivalent net interest margin	3.16%	3.55%	3.80%	3.69%	3.76%
Return on average assets	0.64	1.26	1.47	0.67	1.16
Return on average equity	5.32	10.05	11.78	5.76	9.75
Noninterest expense to net interest income and noninterest income	63.2	63.7	62.3	65.7	63.5
Noninterest income to net interest income and noninterest income	36.3	35.8	33.7	33.9	33.7
Average equity to average total assets	12.00	12.57	12.44	11.69	11.90
Financial Condition
Total assets	$5,432,022	$5,263,259	$4,652,485	$4,449,720	$3,421,530
Total liabilities	4,809,700	4,651,032	4,087,781	3,921,601	3,040,403
Total shareholders’ equity	622,322	612,227	564,704	528,119	381,127
Interest-earning assets	4,917,783	4,763,072	4,216,888	4,039,763	3,153,015
Portfolio loans and leases	3,628,411	3,689,313	3,427,154	3,285,858	2,535,425
Investment securities	1,198,346	1,027,182	753,628	701,744	573,763
Goodwill	184,012	184,012	184,012	179,889	104,765
Intangible assets	15,564	19,131	23,455	25,966	20,405
Deposits	4,376,254	3,842,245	3,599,087	3,373,798	2,579,675
Borrowings	232,885	665,946	427,847	496,837	423,425
Wealth assets under management, administration, supervision and brokerage	18,976,544	16,548,060	13,429,544	12,968,738	11,328,457
Capital Ratios
Tier I leverage ratio (Tier I capital to total quarterly average assets)	9.04%	9.33%	9.06%	10.10%	8.73%
Tier I capital to risk weighted assets	11.86	11.42	10.92	10.42	10.51
Total regulatory capital to risk weighted assets	15.55	14.69	14.30	13.92	12.35
Asset quality
ACL as a percentage of portfolio loans and leases	1.48	0.61	0.57	0.53	0.69
Non-performing loans and leases as a % of portfolio loans and leases	0.15	0.29	0.37	0.26	0.33

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS (“MD&A”)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 41 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

Since January 1, 2010, the Corporation has completed ten acquisitions:

•Domenick & Associates (“Domenick”) - May 1, 2018
•Royal Bancshares of Pennsylvania, Inc. (“RBPI”) - December 15, 2017 (the “RBPI Merger”)
•Harry R. Hirshorn & Company, Inc. (“Hirshorn”) - May 24, 2017
•Robert J. McAllister Agency, Inc. (“RJM”) - April 1, 2015
•Continental Bank Holdings, Inc. (“CBH”) - January 1, 2015 (the CBH Merger)
•Powers Craft Parker and Beard, Inc. (“PCPB”) - October 1, 2014
•First Bank of Delaware (“FBD”) - November 17, 2012
•Davidson Trust Company (“DTC”) - May 15, 2012
•The Private Wealth Management Group of the Hershey Trust Company (“PWMG”) - May 11, 2011
•First Keystone Financial, Inc. (“FKB”) - July 1, 2010

For a more complete discussion regarding certain of these acquisitions, see Item 1 – “General Development and Description of Our Business – Growth through Acquisitions” beginning at page 3 in this Form 10-K.

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

The Allowance for Credit Losses (“ACL”) on Loans and Leases

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

The provision for credit loss recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors not captured in the historical loss experience. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries. For further information on the ACL on loans and leases, see Note 5 - Loans and Leases in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics; and second, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases, which generally include nonaccrual loans and leases, TDRs, and PCD loans. The asset-specific ACL is based on the amount of expected credit losses calculated on those loans and leases and amounts determined to be uncollectible are charged off. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, they are individually evaluated for expected credit loss. For loans and leases that are not collateral-dependent, management measures expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. For collateral-dependent loans and leases, expected credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include 1) a discounted cash flow (“DCF”) methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and 2) a weighted average remaining maturity (“WARM”) methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s own loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of December 31, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of December 31, 2020 included leases and Commercial & Industrial loans.

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

We participated in the PPP and during the second quarter of 2020 originated 1,866 loans with a recorded investment of $307.9 million. Recognizing the significance of operational risk that this portfolio posed, and the continued complexity and uncertainty surrounding evolving regulatory pronouncements regarding various aspects of the PPP, management reviewed several options for continued servicing of the PPP loan portfolio through forgiveness and beyond. After thoughtful consideration, management decided that it was in the best interests of both the Bank and our PPP borrowers that the loans be serviced by an organization that has the servicing infrastructure in place to support the significant volume and short timeframe involved in the complex and evolving PPP forgiveness process. In that regard, in late June 2020 the Bank sold substantially all of its PPP loans to The Loan Source, Inc., which, together with its servicing partner, ACAP SME, LLC, have taken over the forgiveness and ongoing servicing process for the PPP loans. In connection with the sale, the Corporation recognized a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The remaining loans within the Bank's PPP portfolio were sold in the third quarter of 2020 and did not result in a material impact on our Consolidated Financial Statements. Also, the Corporation recognized $1.8 million of net deferred PPP loan origination fees during the second quarter of 2020, which is included within interest and fees on loans and leases on the Consolidated Statement of Income for the year ended December 31, 2020.

To provide relief from the economic impacts of COVID-19, the Corporation has offered assistance to our commercial, consumer and small business clients by waiving fees for early CD redemptions, overdrafts, and minimum deposit balance requirements, as well as implemented consumer and commercial loan modification programs.

The Corporation’s modification program for consumer credit products includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of December 31, 2020, 66 consumer loans in the amount of $7.3 million were within a deferral period under the program. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

The Corporation’s modification programs for commercial loan and lease products include a three- or six-month deferral of principal and interest or a three- or six-month period of interest-only payments, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. As of December 31, 2020, 37 commercial loans and leases in the amount of $67.7 million were within a deferral period under the program, of which $59.0 million, or 87.2% of deferred commercial loans, continue to make interest-only payments. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

Based on the provisions of the CARES Act, COVID-19 related modifications to consumer and commercial loans that were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were less than 30 days past due as of the loan modification program implementation date are not considered TDRs. For more information, see Note 1 – Summary of Significant Accounting Policies and Note 5 –Loans and Leases to the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

As discussed in more detail below, we recorded an increase in PCL and ACL on loans and leases, both of which were driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic.

Due to the high degree of uncertainty surrounding the COVID-19 pandemic, the full extent of COVID-19’s effects on our business, operations or the economy as a whole are not yet known. However, the COVID-19 pandemic is expected to have a complex and significant adverse impact on the economy, the banking industry and the Corporation in future fiscal periods. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part I, Item 1A. Risk Factors.

Executive Overview

The following Executive Overview provides a summary-level review of the results of operation for 2020 compared to 2019 and 2019 compared to 2018 as well as a comparison of the December 31, 2020 balance sheet to the December 31, 2019 balance sheet. More detailed information regarding these comparisons can be found in the sections that follow.

2020 Compared to 2019

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $32.6 million, or $1.63 diluted earnings per share for the year ended December 31, 2020, a decrease of $26.6 million and $1.30, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $59.2 million, or $2.93 diluted earnings per share, for the year ended

December 31, 2019. Return on average equity (“ROE”) and return on average assets (“ROA”) for the year ended December 31, 2020, were 5.34% and 0.64%, respectively, as compared to 10.05% and 1.26%, respectively, for the same period in 2019. The decrease in net income was primarily due to a $33.1 million increase in provision for credit losses for the year ended December 31, 2020 as compared to the same period in 2019. Also contributing to the decrease in net income were decreases in net interest income and noninterest income of $3.9 million and $213 thousand, respectively, partially offset by decreases of $6.8 million and $3.7 million in income tax expense and noninterest expense, respectively, for the year ended December 31, 2020 as compared to the same period in 2019.

Tax-equivalent net interest income of $144.2 million for the year ended December 31, 2020 decreased $3.9 million as compared to $148.1 million for the year ended December 31, 2019. The decrease was primarily due to decreases of $22.5 million and $2.9 million in interest income on tax-equivalent interest and fees on loans and leases and tax-equivalent interest income on available for sale investment securities, respectively, partially offset by decreases of $18.9 million and $2.1 million in interest expense on interest-bearing deposits and short-term borrowings, respectively.

The Provision for credit losses (the “Provision”), which includes the provision for credit losses on loans and leases, off-balance sheet credit exposures, and accrued interest receivable on COVID-19 deferrals was $41.7 million for the year ended December 31, 2020 as calculated under the CECL framework. This was an increase of $33.1 million as compared to a Provision of $8.6 million for the year ended December 31, 2019 as calculated in accordance with previously-applicable GAAP. The increase in Provision was primarily driven by the adverse economic impacts of the COVID-19 pandemic as well as the Corporation’s adoption of CECL effective January 1, 2020.

Noninterest income of $82.0 million for the year ended December 31, 2020 decreased $213 thousand, or 0.3%, as compared to $82.2 million for the year ended December 31, 2019. Decreases of $2.1 million, $1.8 million, $966 thousand, $560 thousand, and $506 thousand in other operating income, capital markets revenue, insurance commissions, loan servicing and other fees, and service charges on deposits, respectively, in 2020 were partially offset by increases of $3.4 million and $2.3 million in net gain on sale of loans and net gain on sale of long-lived assets, respectively. The increase in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. A $2.3 million gain on sale of long-lived assets was recognized in the fourth quarter of 2020 in connection with the sale of owned office space.

Noninterest expense of $142.7 million for the year ended December 31, 2020 decreased $3.7 million, or 2.5%, as compared to $146.4 million for the year ended December 31, 2019. The decrease was primarily due to decreases of $5.5 million, $1.5 million, and $851 thousand in salaries and wages, Pennsylvania bank shares tax, and employee benefits, respectively, as compared to 2019. The decreases in salaries and wages and employee benefits was largely driven by the $4.5 million one-time expense from the voluntary Years of Service Incentive Program (the “Incentive Program”) adopted by the Corporation during the first quarter of 2019, which offered certain benefits to eligible employees who met the Incentive Program requirements and voluntarily exited from service with the Corporation during 2019, and, to a lesser extent, reduced headcount. The decrease in Pennsylvania bank shares tax in 2020 was driven by an increase in tax credits and refunds recorded in the fourth quarter of 2020 in connection with contributions to qualified organizations under Pennsylvania tax credit programs. These decreases were partially offset by a $2.1 million increase in other operating expenses, as well as a $1.6 million impairment charge of long-lived assets recognized in the fourth quarter of 2020 related to a planned branch closure.

Balance Sheet

Total portfolio loans and leases of $3.63 billion as of December 31, 2020 decreased $60.9 million, or 1.7%, from December 31, 2019. Decreases of $85.3 million, $54.9 million, $40.9 million, $17.6 million, $13.0 million and $12.7 million in residential mortgage 1st liens, home equity lines of credit, construction loans, consumer loans, residential mortgage 2nd liens and leases, respectively, were partially offset by increases of $98.4 million, $50.9 million and $14.2 million in nonowner-occupied commercial real estate loans, owner-occupied commercial real estate loans and Commercial & Industrial loans, respectively. In conjunction with the adoption of CECL, the Corporation has revised its portfolio segmentation to align with the methodology applied in determining the ACL for loans and leases under CECL, which is based on federal call report codes which classify loans based on the primary collateral supporting the loan. Portfolio segmentation prior to the adoption of CECL was based on product type or purpose. As such, certain reclassifications were made to conform previous years to the current year's presentation.

The ACL on loans and leases was $22.6 million as of December 31, 2019. Effective January 1, 2020, the Corporation adopted CECL and recognized an increase in the ACL on loans and leases of approximately $3.2 million, as a cumulative effect of a change in accounting principle, with a corresponding decrease, net of tax, in retained earnings. The ACL on loans and leases was $53.7 million as of December 31, 2020, an increase of $31.1 million as compared to December 31, 2019. The significant increase was driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of December 31, 2020 as compared to our initial adoption of CECL. While the ACL on loans and leases increased, asset quality as of December 31, 2020 remained stable, with nonperforming loans and leases comprising 0.15% of portfolio loans and leases as compared to 0.29% of portfolio loans and leases as of December 31, 2019.

Investment securities available for sale of $1.17 billion as of December 31, 2020 increased $169.0 million, or 16.8%, from $1.01 billion as of December 31, 2019. Increases of $94.4 million, $87.9 million, and $11.4 million in collateralized loan obligations, mortgage-backed securities, and corporate bonds, respectively, were partially offset by decreases of $12.6 million and $8.9 million in collateralized mortgage obligations and U.S. Government and agency securities, respectively.

Total deposits of $4.38 billion as of December 31, 2020 increased $534.0 million, or 13.9%, from $3.84 billion as of December 31, 2019. Increases of $503.7 million, $97.1 million, $62.0 million, and $57.1 million in noninterest bearing deposits, wholesale non-maturity deposits, savings accounts, and money market accounts, respectively, were offset by decreases of $73.6 million, $59.1 million, and $53.2 million in retail time deposits, interest-bearing demand accounts, and wholesale time deposits, respectively. The increase in noninterest bearing deposits was primarily due to the Bank's PPP loan customers depositing loan funds into Bank deposit accounts during the second quarter of 2020.

Wealth Assets

Wealth assets under management, administration, supervision and brokerage of $18.98 billion as of December 31, 2020 increased $2.43 billion, or 14.68%, from $16.55 billion as of December 31, 2019. Wealth assets consisted of $11.86 billion of wealth assets where fees are set at fixed amounts and $7.12 billion of wealth assets where fees are predominantly determined based on the market value of the assets held in their accounts as of December 31, 2020, increases of $2.28 billion and $144.5 million, respectively, from December 31, 2019.

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

2019 Compared to 2018

Income Statement

The Corporation reported net income attributable to Bryn Mawr Bank Corporation of $59.2 million, or $2.93 diluted earnings per share for the year ended December 31, 2019, a decrease of $4.6 million and $0.20, respectively, as compared to net income attributable to Bryn Mawr Bank Corporation of $63.8 million, or $3.13 diluted earnings per share, for the year ended December 31, 2018. ROE and ROA for the year ended December 31, 2019 were 10.05% and 1.26%, respectively, as compared to 11.78% and 1.47%, respectively, for the same period in 2018. Contributing to the net income decrease was a decrease of $1.8 million in net interest income and increases of $6.2 million, $1.4 million, and $1.3 million in noninterest expense, income tax expense, and Provision, respectively, offset by a $6.2 million increase in noninterest income.

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

The Provision of $8.6 million for the year ended December 31, 2019 increased $1.5 million as compared to $7.1 million for the year ended December 31, 2018. The primary driver for the increased Provision was the $262.2 million increase in portfolio loans during the twelve month period ended December 31, 2019, as compared to the $141.3 million increase in portfolio loans during the same period in 2018.

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

Noninterest expense of $146.4 million for the year ended December 31, 2019 increased $6.0 million, or 4.3%, as compared to $140.4 million for the year ended December 31, 2018. The increase was primarily due to a $7.7 million increase in salaries and wages, largely driven by a pre-tax, non-recurring, charge of $4.5 million related to the Incentive Program recognized during the first quarter of 2019, and to a lesser extent, additional recruiting efforts and increases in our incentive accruals. Also contributing to the increase were increases of $1.4 million, $1.3 million, $1.2 million and $992 thousand in other operating expenses, furniture, fixtures and equipment expenses, professional fees, and occupancy and bank premises expenses, respectively. Partially offsetting these increases in noninterest expense was a decrease of $7.8 million in due diligence, merger-related and merger integration expenses for the year ended December 31, 2019 as compared to the same period in 2018.

Components of Net Income

Net income is comprised of five major elements:

•Net Interest Income, or the difference between the interest income earned on loans, leases and investments and the interest expense paid on deposits and borrowed funds;
•Provision for Credit Losses, or changes in the ACL on loans and leases, off-balance sheet credit exposures, and other financial assets measured at amortized cost;
•Noninterest Income, which is made up primarily of wealth management revenue, capital markets revenue, gains and losses from the sale of residential mortgage loans, gains and losses from the sale of available for sale investment securities and other fees from loan and deposit services;
•Noninterest Expense, which consists primarily of salaries and employee benefits, occupancy, intangible asset amortization, professional fees, due diligence, merger-related and merger integration expenses, and other operating expenses; and
•Income Tax Expense, which include state and federal jurisdictions.

Net Interest Income

Rate/Volume Analyses (Tax-equivalent Basis)(1)

The rate volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in average balances (volume) and the change in average interest rates (rate) of tax-equivalent net interest income for the years 2020 as compared to 2019, and 2019 as compared to 2018. The change in interest income / expense due to both volume and rate has been allocated to changes due to volume.

	Year Ended December 31,
(dollars in thousands)	2020 Compared to 2019			2019 Compared to 2018
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest-bearing deposits with banks	$1,887	$(2,135)	$(248)	$62	$217	$279
Investment securities – taxable	20	(2,963)	(2,943)	1,257	1,219	2,476
Investment securities – nontaxable	(79)	5	(74)	(195)	16	(179)
Loans and leases	11,376	(33,893)	(22,517)	9,087	718	9,805
Total interest income	13,204	(38,986)	(25,782)	10,211	2,170	12,381
Interest expense:
Savings, NOW and market rate accounts	3,034	(14,083)	(11,049)	1,330	9,718	11,048
Wholesale deposits	(2,005)	(2,682)	(4,687)	981	906	1,887
Retail time deposits	(1,948)	(1,281)	(3,229)	(586)	3,035	2,449
Borrowed funds – short-term	(985)	(1,105)	(2,090)	(936)	336	(600)
Borrowed funds – long-term	(128)	(82)	(210)	(796)	88	(708)
Subordinated notes	8	(160)	(152)	9	(6)	3
Junior subordinated debentures	11	(448)	(437)	10	75	85
Total interest expense	(2,013)	(19,841)	(21,854)	12	14,152	14,164
Interest differential	$15,217	$(19,145)	$(3,928)	$10,199	$(11,982)	$(1,783)

(1) The tax rate used in the calculation of the tax-equivalent income is 21%.

Analysis of Interest Rates and Interest Differential

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with tax-equivalent interest income and expense and key rates and yields:

	For the Year Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$207,535	$295	0.14%	$46,408	$543	1.17%	$37,550	$264	0.70%
Investment securities - available for sale:
Taxable	564,990	10,963	1.94	566,645	13,862	2.45	513,114	11,457	2.23
Tax –Exempt	3,911	93	2.38	7,428	167	2.25	16,966	346	2.04
Total investment securities – available for sale	568,901	11,056	1.94	574,073	14,029	2.44	530,080	11,803	2.23
Investment securities – held to maturity	13,417	274	2.04	11,099	302	2.72	8,232	234	2.84
Investment securities – trading	8,079	156	1.93	8,237	172	2.09	8,237	169	2.05
Loans and leases(1)(2)(3)	3,758,935	156,312	4.16	3,533,702	178,829	5.06	3,356,295	169,024	5.04
Total interest-earning assets	4,556,867	168,093	3.69	4,173,519	193,875	4.65	3,940,394	181,494	4.61
Cash and due from banks	14,654			12,703			9,853
Allowance for credit losses on loans and leases	(47,747)			(20,828)			(18,447)
Other assets	564,835			518,507			420,322
Total assets	$5,088,609			$4,683,901			$4,352,122
Liabilities:
Savings, NOW, and market rate accounts	$2,269,786	$8,859	0.39%	$1,969,205	$19,908	1.01%	$1,715,239	$8,860	0.52%
Wholesale deposits	212,943	2,221	1.04	300,148	6,908	2.30	251,384	5,021	2.00
Time deposits	387,149	5,891	1.52	492,110	9,120	1.85	539,934	6,671	1.24
Total interest-bearing deposits	2,869,878	16,971	0.59	2,761,463	35,936	1.30	2,506,557	20,552	0.82
Short-term borrowings	83,813	702	0.84	129,457	2,792	2.16	178,582	3,392	1.90
Long-term FHLB advances	45,488	859	1.89	51,709	1,069	2.07	93,503	1,777	1.90
Subordinated notes	98,793	4,426	4.48	98,612	4,578	4.64	98,462	4,575	4.65
Junior subordinated debt	21,837	936	4.29	21,660	1,373	6.34	21,491	1,288	5.99
Total interest-bearing liabilities	3,119,809	23,894	0.77	3,062,901	45,748	1.49	2,898,595	31,584	1.09
Noninterest-bearing deposits	1,127,831			900,156			856,506
Other liabilities	230,448			131,889			55,436
Total noninterest-bearing liabilities	1,358,279			1,032,045			911,942
Total liabilities	4,478,088			4,094,946			3,810,537
Shareholders’ equity	610,521			588,955			541,585
Total liabilities and shareholders’ equity	$5,088,609			$4,683,901			$4,352,122
Net interest spread			2.92			3.16			3.52
Effect of noninterest-bearing sources			0.24			0.39			0.28
Net interest income/margin on earning assets		$144,199	3.16%		$148,127	3.55%		$149,910	3.80%
Tax-equivalent adjustment(4)		$412	0.01%		$486	0.01%		$439	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $1.1 million, $2.3 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Tax rate used for tax-equivalent calculations is 21%.

Tax-Equivalent Net Interest Income and Margin – 2020 Compared to 2019

Tax-equivalent net interest income of $144.2 million for the year ended December 31, 2020 decreased $3.9 million as compared to $148.1 million for the year ended December 31, 2019. Tax-equivalent net interest margin of 3.16% for the year ended December 31, 2020 decreased 39 basis points as compared to 3.55% for the year ended December 31, 2019. These decreases were primarily driven by the 90 basis point decrease in tax-equivalent yield on average loans and leases partially offset by the 71 basis point decrease in the rate paid on interest-bearing deposits for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Tax-equivalent interest and fees on loans and leases of $156.3 million for the year ended December 31, 2020 decreased $22.5 million as compared to $178.8 million for the year ended December 31, 2019. The tax-equivalent yield on average loans and leases for the year ended December 31, 2020 was 4.16%, a 90 basis point decrease as compared to the year ended December 31, 2019. The effect of the decrease in the tax-equivalent yield was partially offset by an increase of $225.2 million in average loans and leases for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Tax-equivalent interest income on available for sale investment securities of $11.1 million for the year ended December 31, 2020 decreased $2.9 million as compared to $14.0 million for the year ended December 31, 2019. The tax-equivalent yield on average available for sale investment securities for the year ended December 31, 2020 was 1.94%, a 50 basis point decrease as compared to the year ended December 31, 2019. Average available for sale investment securities for the year ended December 31, 2020 decreased $5.2 million as compared to the year ended December 31, 2019.

Partially offsetting the decreases in tax-equivalent interest and fees earned on loans and leases and tax-equivalent interest income on available for sale investment securities were decreases in interest expense on interest-bearing deposits and interest expense on short-term borrowings.

Interest expense on interest-bearing deposits of $17.0 million for the year ended December 31, 2020 decreased $18.9 million as compared to $35.9 million for the year ended December 31, 2019. The rate paid on average interest-bearing deposits for the year ended December 31, 2020 was 0.59%, a 71 basis point decrease as compared to the year ended December 31, 2019. Average interest-bearing deposits for the year ended December 31, 2020 increased $108.4 million as compared to the year ended December 31, 2019.

Interest expense on short-term borrowings of $702 thousand for the year ended December 31, 2020 decreased $2.1 million as compared to $2.8 million for the year ended December 31, 2019. The decrease was primarily due to a $45.6 million decrease in average short-term borrowings for the year ended December 31, 2020 as compared to the year ended December 31, 2019, coupled with a 132 basis point decrease in the rate paid for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

Tax-equivalent interest and fees on loans and leases of $178.8 million for the year ended December 31, 2019 increased $9.8 million as compared to $169.0 million for the year ended December 31, 2018. Average loans and leases for the year ended December 31, 2019 increased $177.4 million from the same period in 2018 and experienced a two basis point increase in tax-equivalent yield. The increase in average loans and leases was primarily related to organic loan and lease growth between the periods.

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

Tax-Equivalent Net Interest Margin – Quarterly Comparison

The tax-equivalent net interest margin and related components for the past five quarters are shown in the table below:

Quarter	Year	Earning-Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Non- Interest- Bearing Sources	Tax-Equivalent Net Interest Margin
4th	2020	3.33%	0.45%	2.88%	0.16%	3.04%
3rd	2020	3.42	0.58	2.84	0.19	3.03
2nd	2020	3.76	0.77	2.99	0.23	3.22
1st	2020	4.29	1.24	3.05	0.33	3.38
4th	2019	4.39	1.41	2.98	0.38	3.36

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2020		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2019
(dollars in thousands)	Amount	Percentage	Amount	Percentage
+300 basis points	$24,525	17.35%	$15,357	10.52%
+200 basis points	15,172	10.73	10,217	7.00
+100 basis points	6,298	4.46	5,079	3.48
-100 basis points	(2,262)	(1.60)	(6,817)	(4.67)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of December 31, 2020 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is more asset sensitive in a rising-rate environment as of December 31, 2020 than it was as of December 31, 2019. The increase was related to an increase of variable rate assets and non-interest bearing liabilities as of December 31, 2020 as compared to December 31, 2019. The decrease in the loss in the -100 basis point scenario is related to floor rates on loans and non-maturity deposit rates having limited room to reprice lower.

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

The following table presents the Corporation’s gap analysis as of as of December 31, 2020:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$85.0	$—	$—	$—	$—	$85.0
Investment securities(1)	579.9	228.6	277.6	112.2	—	1,198.3
Loans and leases(2)	1,830.1	357.1	1,143.6	303.7	—	3,634.5
ACL on loans and leases	—	—	—	—	(53.7)	(53.7)
Cash and due from banks	—	—	—	—	11.3	11.3
Operating lease right-of-use assets	0.6	1.8	9.2	23.0	—	34.6
Other assets	—	—	—	—	522.0	522.0
Total assets	$2,495.6	$587.5	$1,430.4	$438.9	$479.6	$5,432.0
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	$103.0	$113.9	$394.0	$790.9	$—	$1,401.8
Savings, NOW and market rate	358.7	313.7	898.7	760.7	—	2,331.8
Time deposits	96.4	173.1	60.8	1.2	—	331.5
Wholesale non-maturity deposits	275.0	—	—	—	—	275.0
Wholesale time deposits	—	0.5	35.5	—	—	36.0
Short-term borrowings	72.2	—	—	—	—	72.2
Long-term FHLB advances	—	39.9	—	—	—	39.9
Subordinated notes	30.0	—	68.9	—	—	98.9
Junior subordinated debentures	21.9	—	—	—	—	21.9
Operating lease liabilities	0.7	2.1	10.7	26.8	—	40.3
Other liabilities	—	—	—	—	160.4	160.4
Shareholders’ equity	22.2	66.7	355.6	177.8	—	622.3
Total liabilities and shareholders’ equity	$980.1	$709.9	$1,824.2	$1,757.4	$160.4	$5,432.0
Interest-earning assets	$2,495.0	$585.7	$1,421.2	$415.9	$—	$4,917.8
Interest-bearing liabilities	854.2	527.2	1,063.9	761.9	—	3,207.2
Difference between interest-earning assets and interest-bearing liabilities	$1,640.8	$58.5	$357.3	$(346.0)	$—	$1,710.6
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,640.8	$1,699.3	$2,056.6	$1,710.6	$—	$1,710.6
Cumulative earning assets as a % of cumulative interest-bearing liabilities	292%	223%	184%	153%

(1)Investment securities include available for sale, held to maturity and trading.
(2)Loans include portfolio loans and leases and loans held for sale.

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

Provision for Credit Losses on Loans and Leases

General Discussion of the Allowance for Credit Losses on Loans and Leases

As further described in Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Corporation adopted ASU 2016-13 (Topic 326 - Credit Losses) on January 1, 2020, which changed the way we estimate credit losses for loans and leases. After adoption of this amended guidance, management maintains the ACL on loans and leases to absorb the amount of credit losses that are expected to be incurred over the remaining contractual terms of the related loans and leases (as adjusted for prepayments and reasonably expected TDRs). Management’s methodology for determining the ACL on loans and leases includes an estimate of expected credit losses on a collective basis for groups of loans and leases with similar risk characteristics and specific allowances for loans and leases which are individually evaluated. The methodologies, including management’s assumptions, to determine the ACL on loans and leases are summarized earlier in this document under the heading “Critical Accounting Policies, Judgments and Estimates.”

The ACL on loans and leases was $22.6 million as of December 31, 2019. Effective January 1, 2020, the Corporation adopted CECL and recognized an increase in the ACL on loans and leases of approximately $3.2 million, as a cumulative effect of a change in accounting principle, with a corresponding decrease, net of tax, in retained earnings. The ACL on loans and leases was $53.7 million as of December 31, 2020, an increase of $31.1 million as compared to December 31, 2019. The significant increase was driven by the current and forward-looking adverse economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of December 31, 2020 as compared to our initial adoption of CECL.

Increases to the ACL on loans and leases are implemented through a corresponding Provision (expense) in the Corporation’s Statement of Income. Loans and leases deemed uncollectible are charged against the ACL on loans and leases. Recoveries of previously charged-off amounts are credited to the ACL on loans and leases.

While management considers the ACL on loans and leases to be adequate, based on information currently available, future additions to the ACL on loans and leases may be necessary due to changes in economic conditions or management’s assumptions, recoveries and losses and management’s intent regarding the disposition of loans. In addition, the Pennsylvania Department of Banking and Securities and the Federal Reserve Bank of Philadelphia, as an integral part of their examination processes, periodically review the Corporation’s ACL on loans and leases.

ACL on Loans and Leases Portfolio Segmentation – For those loans and leases where the ACL is measured on a collective (pool) basis, management has identified the following portfolio segments based on federal call report codes which classify loans and leases based on the primary collateral supporting the loan or lease. These segments are as follows:

•CRE - nonowner occupied
•CRE - owner occupied
•Home equity lines and loans
•Residential mortgages secured by first liens
•Residential mortgages secured by junior liens
•Construction
•Commercial & industrial
•Consumer
•Leases

Refer to Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K and the section of this MD&A under the heading Portfolio Loans and Leases for details of the Corporation’s loan and lease portfolio, broken down by portfolio segment.

As part of the process of determining the ACL for the different segments of the loan and lease portfolio, management considers certain credit quality indicators in order to assess the need for qualitative adjustments to the loss estimates forecast by the econometric modeling. For the commercial mortgage, construction and Commercial & Industrial loan segments, periodic reviews of the individual loans are performed by both in-house employees as well as an external loan review service. The results of these reviews are reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

•Pass - Loans considered satisfactory with no indications of deterioration.

•Special mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
•Substandard - Loans classified as substandard are inadequately protected by the current net worth and payment capacity of the obligor or of the collateral pledged, if any. Substandard loans have well-defined weaknesses that may jeopardize the liquidation of the collateral and repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

As discussed in Section I, "ACL on Loans and Leases," of Note 1, "Summary of Significant Accounting Policies," in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, management currently utilizes the Pennsylvania unemployment rate as a macroeconomic indicator to predict future loss rates based on historic correlations between movements in this rate and observed loss experience. Historically, the Corporation has had relatively nominal levels of adversely-rated loans. As such, a meaningful correlation between these adversely-rated loans and unemployment rates is not available. As of December 31, 2020, management considered the recent downgrades in the risk ratings of certain subsegments of the CRE - nonowner-occupied loans, in particular, retail and hospitality, and applied a qualitative adjustment to estimate a larger ACL for these loan types.

Refer to Section E, “Allowance for Credit Losses on Loans and Leases,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for details regarding credit quality indicators associated with the Corporation’s loan and lease portfolio.

Loans and Leases Individually Evaluated for Credit Losses - When a loan or lease does not share risk characteristics with other loans or leases, management employs one of three methods to determine and measure credit losses:

•the Present Value of Future Cash Flow Method;
•the Fair Value of Collateral Method;
•the Observable Market Price of a Loan Method.

Loans and leases for which there is an indication that all contractual payments may not be collectible are evaluated for credit losses on an individual basis. Loans that are evaluated on an individual basis generally include non-performing loans, troubled debt restructurings and purchased credit-deteriorated loans.

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

Troubled Debt Restructurings (“TDRs”) – Management follows guidance provided by ASC 310-40, “Troubled Debt Restructurings by Creditors.” A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business. A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest. If the debtor is experiencing financial difficulty and the creditor has granted a concession, management will make the necessary disclosures related to the TDR. In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty. This type of modification is not considered to be a TDR. Once a loan or lease has been modified and is considered a TDR, it is reported as an impaired loan or lease. If the loan or lease deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be individually evaluated for credit losses. Loans and leases that have performed for at least six months are reported as TDRs in compliance with modified terms.

Refer to Section F, “Troubled Debt Restructurings,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Charge-off Policy - The Corporation’s charge-off policy is that, on a periodic basis, not less often than quarterly, delinquent and non-performing loans that exceed the following limits are considered for full or partial charge-off:

•Open-ended consumer loans exceeding 180 days past due.
•Closed-ended consumer loans exceeding 120 days past due.
•All commercial/business purpose loans exceeding 180 days past due.
•All leases exceeding 120 days past due.

Any other loan or lease, for which management has reason to believe collectability is unlikely, and for which sufficient collateral does not exist, is also charged off.

Refer to Section E, “Allowance for Credit Losses on Loans and Leases,” of Note 5, “Loans and Leases,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the Corporation's charge-offs and factors which influenced management’s judgment with respect thereto.

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

As of December 31, 2020, total non-performing loans and leases were $5.3 million, representing 0.15% of portfolio loans and leases, as compared to $10.6 million, or 0.29% of portfolio loans and leases, as of December 31, 2019. The $5.3 million decrease in non-performing loans and leases was primarily due to decreases of $2.5 million, $2.3 million, $405 thousand and $142 thousand in non-performing CRE owner-occupied loans, residential mortgage 1st lien loans, Commercial & Industrial loans, and CRE non-owner-occupied loans, respectively, partially offset by a $93 thousand increase in non-performing home equity lines of credit.

The provision for credit losses on loans and leases was $39.9 million for the year ended December 31, 2020 as calculated under the CECL framework. This was an increase of $31.4 million as compared to a Provision of $8.5 million for the year ended December 31, 2019 as calculated in accordance with previously-applicable GAAP. The increase in provision for credit losses on loans and leases was primarily driven by the adverse economic impacts of the COVID-19 pandemic as well as the Corporation’s adoption of CECL effective January 1, 2020. Net loan and lease charge-offs for the year ended December 31, 2020 was $12.0 million as compared to $5.3 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2020, the ACL on loans and leases of $53.7 million represented 1.48% of portfolio loans and leases, as compared to the ACL on loans and leases as of December 31, 2019 of $22.6 million, which represented 0.61% of portfolio loans and leases as of that date.

As of December 31, 2020 and December 31, 2019, the Corporation had no other real estate owned (“OREO”).

As of December 31, 2020, the Corporation had $8.8 million of TDRs, of which $7.0 million were in compliance with their modified terms for six months or greater, and hence, excluded from non-performing loans and leases. As of December 31, 2019, the Corporation had $8.1 million of TDRs, of which $5.1 million were in compliance with their modified terms.

Non-Performing Assets, TDRs and Related Ratios as of or for the Year Ended December 31,

(dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans and leases	$5,306	$10,648	$12,820	$8,579	$8,363
Loans 90 days or more past due and still accruing	—	—	—	—	—
Total non-performing loans and leases	5,306	10,648	12,820	8,579	8,363
Other real estate owned	—	—	417	304	1,017
Total non-performing assets	$5,306	$10,648	$13,237	$8,883	$9,380
TDRs included in non-performing assets	$1,737	$3,018	$1,217	$3,289	$2,632
TDRs in compliance with modified terms	7,046	5,071	9,745	5,800	6,395
Total TDRs	$8,783	$8,089	$10,962	$9,089	$9,027
ACL on loans and leases to non-performing loans and leases	1,012.2%	212.3%	151.5%	204.3%	209.1%
Non-performing loans and leases to total loans and leases	0.15	0.29	0.37	0.26	0.33
ACL on loans and leases to total portfolio loans and leases	1.48	0.61	0.57	0.53	0.69
Non-performing assets to total assets	0.10	0.20	0.28	0.20	0.27
Period-end portfolio loans and leases	$3,628,411	$3,689,313	$3,427,154	$3,285,858	$2,535,425
Average portfolio loans and leases	3,654,736	3,594,449	3,397,479	2,660,999	2,419,950
ACL on loans and leases	53,709	22,602	19,426	17,525	17,486

As of December 31, 2020, management is not aware of any loan or lease, other than those disclosed in the table above, for which it has any serious doubt as to the borrower’s ability to pay in accordance with the terms of the loan.

Summary of Changes in the ACL on Loans and Leases

(dollars in thousands)	2020	2019	2018	2017	2016
Balance(1), January 1	$25,808	$19,426	$17,525	$17,486	$15,857
Charge-offs:
Commercial real estate - nonowner-occupied	(244)	(1,515)	—	(97)	(50)
Commercial real estate - owner-occupied	(2,476)	(874)	(28)	(193)	(379)
Home equity lines of credit	(114)	(347)	(333)	(675)	(835)
Residential mortgage - first lien	(1,299)	(1,064)	(787)	(264)	(45)
Residential mortgage - junior lien	—	(56)	—	(102)	(17)
Construction	—	—	—	—	—
Commercial & Industrial	(3,773)	(351)	(1,201)	(417)	(980)
Consumer	(1,180)	(744)	(354)	(154)	(173)
Leases	(5,535)	(2,565)	(3,132)	(1,224)	(808)
Total charge-offs	(14,621)	(7,516)	(5,835)	(3,126)	(3,287)
Recoveries:
Commercial real estate - nonowner-occupied	12	1,081	11	11	122
Commercial real estate - owner-occupied	365	2	5	5	2
Home equity lines of credit	4	106	2	5	75
Residential mortgage - first lien	165	26	56	164	46
Residential mortgage - junior lien	—	4	—	—	21
Construction	4	4	2	2	61
Commercial & Industrial	244	138	23	24	9
Consumer	138	110	11	8	22
Leases	1,691	714	433	328	232
Total recoveries	2,623	2,185	543	547	590
Net charge-offs	(11,998)	(5,331)	(5,292)	(2,579)	(2,697)
Provision for credit losses on loans and leases	39,899	8,507	7,193	2,618	4,326
Balance, December 31	$53,709	$22,602	$19,426	$17,525	$17,486
Ratio of net charge-offs to average portfolio loans outstanding	0.32%	0.14%	0.16%	0.01%	0.17%
(1) Included in the beginning January 1, 2020 balance is a $3.2 million increase in ACL on loans and leases due to adoption of ASC 326. For further information on the adoption of ASC 326, see Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Allocation of ACL on Loans and Leases

The following table sets forth an allocation of the ACL on Loans and Leases by portfolio segment. The specific allocations in any portfolio segment may be changed in the future to reflect then-current conditions. Accordingly, management considers the entire ACL on loans and leases to be available to absorb losses in any portfolio segment.

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	ACL on loans and leases	% Loans to Total Loans	ACL on loans and leases	% Loans to Total Loans	ACL on loans and leases	% Loans to Total Loans	ACL on loans and leases	% Loans to Total Loans	ACL on loans and leases	% Loans to Total Loans
ACL on loans and leases at end of period applicable to:
CRE - nonowner-occupied	$19,382	39.6%	$7,960	36.2%	$5,856	33.7%	$5,637	34.2%	$4,895	31.7%
CRE - owner-occupied	6,982	15.9	2,825	14.3	2,454	14.3	2,583	14.0	2,240	14.2
Home equity lines of credit	1,406	4.7	1,114	6.1	1,140	6.8	1,406	7.3	1,632	9.1
Residential mortgage - 1st liens	7,782	17.1	2,501	19.2	2,561	20.5	2,672	20.4	2,623	21.7
Residential mortgage - jr. liens	382	0.7	338	1.0	364	1.2	247	1.5	234	1.7
Construction	2,707	4.4	1,230	5.5	1,715	6.7	1,049	6.9	2,282	6.0
Commercial and industrial	8,087	12.3	3,835	11.7	3,166	11.2	2,851	11.1	2,757	12.4
Consumer	325	1.1	438	1.5	303	1.4	338	1.1	264	1.0
Leases	6,656	4.2	2,361	4.5	1,867	4.2	742	3.5	559	2.2
Total	$53,709	100.0%	$22,602	100.0%	$19,426	100.0%	$17,525	100.0%	$17,486	100.0%

Noninterest Income

2020 Compared to 2019

Noninterest income of $82.0 million for the year ended December 31, 2020 decreased $213 thousand, or 0.3%, as compared to $82.2 million for the year ended December 31, 2019. Decreases of $2.1 million, $1.8 million, $966 thousand, $560 thousand, and $506 thousand in other operating income, capital markets revenue, insurance commissions, loan servicing and other fees, and service charges on deposits, respectively, were partially offset by increases of $3.4 million and $2.3 million in net gain on sale of loans and net gain on sale of long-lived assets, respectively. The increase in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. A $2.3 million gain on sale of long-lived assets was recognized in the fourth quarter of 2020 in connection with the sale of owned office space.

Components of other operating income for the indicated years ended December 31 include:

(dollars in thousands)	2020	2019	2018
Visa debit card income	$2,750	$1,795	$1,700
Bank owned life insurance income	1,314	1,239	1,177
Commissions and fees	1,311	1,353	1,270
Safe deposit box rentals	344	369	386
Other investment income	74	552	337
Rent income	36	31	150
Gain (loss) on trading investments	1,071	1,335	(153)
Recovery of purchase accounting fair value loan mark	—	60	4,338
Miscellaneous other income	1,248	3,554	2,341
Other operating income	$8,148	$10,288	$11,546

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

Noninterest Expense

2020 Compared to 2019

Noninterest expense of $142.7 million for the year ended December 31, 2020 decreased $3.7 million, or 2.5%, as compared to $146.4 million for the year ended December 31, 2019. The decrease was primarily due to decreases of $5.5 million, $1.5 million, and $851 thousand in salaries and wages, Pennsylvania bank shares tax, and employee benefits, respectively. The decreases in salaries and wages and employee benefits was largely driven by the $4.5 million one-time expense from the Incentive Program recorded in the first quarter of 2019, and, to a lesser extent, reduced headcount. The decrease in Pennsylvania bank shares tax was driven by an increase in tax credits and refunds recorded in the fourth quarter of 2020 in connection with contributions to qualified organizations under Pennsylvania tax credit programs. These decreases were partially offset a $2.1 million increase in other operating expenses, as well as a $1.6 million impairment charge of long-lived assets recognized in the fourth quarter of 2020 related to a planned branch closure.

Components of other operating expense for the indicated years ended December 31 include:

(dollars in thousands)	2020	2019	2018
Contributions	$2,148	$1,709	$1,659
Deferred compensation expense	416	1,228	(492)
Director fees	501	469	544
Dues and subscriptions	1,715	1,652	1,150
FDIC insurance	1,900	817	1,716
Impairment of OREO and other repossessed assets	—	—	89
Insurance	1,016	865	851
Loan processing	547	816	1,068
Miscellaneous other expense	6,219	4,199	3,869
MSR amortization and impairment	1,824	597	830
Other taxes	42	185	60
Outsourced services	156	200	243
Wealth custodian fees	460	410	435
Postage	598	685	763
Stationary and supplies	414	553	536
Telephone and data lines	1,667	1,752	1,909
Temporary help and recruiting	189	703	416
Travel and entertainment	311	1,141	1,093
Other operating expense	$20,123	$17,981	$16,739

2019 Compared to 2018

Noninterest expense of $146.4 million for the year ended December 31, 2019 increased $6.2 million, or 4.4%, as compared to $140.4 million for the year ended December 31, 2018.

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

Secondary Market Sold-Loan Repurchase Demands

In the course of originating residential mortgage loans and selling those loans in the secondary market, the Corporation makes various representations and warranties to the purchasers of the mortgage loans. Each residential mortgage loan originated by the Corporation is evaluated by an automated underwriting application, which verifies the underwriting criteria and certifies the loan’s eligibility for sale to the secondary market. Any exceptions discovered during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Corporation to comply with the underwriting and appraisal standards could result in the Corporation’s being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Corporation within the specified period following discovery. As of December 31, 2020, there was one pending and unsettled loan repurchase demand of approximately $200 thousand.

Income Tax Expense

Income tax expense of $8.9 million for the year ended December 31, 2020 decreased $6.7 million as compared to $15.6 million for the year ended December 31, 2019. The effective tax rates for the years ended December 31, 2020 and 2019 were 21.4% and 20.9%, respectively. The increase in the effective tax rate was primarily related to a $258 thousand increase in discrete expense related to stock-based compensation for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Income tax expense of $15.6 million for the year ended December 31, 2019 increased $1.4 million as compared to $14.2 million for the year ended December 31, 2018. The effective tax rates for the years ended December 31, 2019 and 2018 were 20.9% and 18.2%, respectively. The increase was primarily related to a $2.6 million decrease in discrete benefits for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The $2.6 million discrete benefit recorded in 2018 primarily related to certain tax return versus provision adjustments made upon the filing of the Corporation’s 2017 tax return.

For more information related to income taxes, refer to Note 17, “Income Taxes,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Balance Sheet Analysis

Asset Changes

Total assets of $5.43 billion as of December 31, 2020 increased $168.8 million, or 3.2%, from $5.26 billion as of December 31, 2019. Increases of $169.0 million, $71.3 million, and $42.4 million in available for sale investment securities, other assets, and cash and cash equivalents, respectively, were partially offset by a decrease of $60.9 million in portfolio loans and leases and an increase of $31.1 million in the ACL on loans and leases. The changes in available for sale investment securities, portfolio loans and leases, and the ACL on loans and leases are discussed in the sections below. The increase in other assets was primarily driven by a $66.2 million increase in the fair value of interest rate swaps.

Investment Securities

Available for sale investment securities as of December 31, 2020 totaled $1.17 billion, an increase of $169.0 million from December 31, 2019. Increases of $94.4 million, $87.9 million, and $11.4 million in collateralized loan obligations, mortgage-backed securities, and corporate bonds, respectively, were partially offset by decreases of $12.6 million and $8.9 million in collateralized mortgage obligations and U.S. Government and agency securities, respectively.

Upon adoption of ASC 326 on January 1, 2020, management evaluates available for sale investment securities in an unrealized loss position to determine whether all or a portion of the unrealized loss on such securities is a credit loss. If credit losses are identified, they are generally recognized as an allowance for credit losses (a contra account to the amortized cost basis of the securities) with the periodic change in the allowance recognized in earnings. Prior to January 1, 2020, investment securities were evaluated for other-than-temporary-impairment (“OTTI”) with any identified OTTI recognized as a charge to income and a direct reduction of the amortized cost basis of the securities.

As of December 31, 2020, management completed its evaluation of the available for sale investment securities in an unrealized loss position and did not recognize an allowance for credit losses. Management did not recognize provision expense for the year ended December 31, 2020 related to available for sale investment securities in an unrealized loss position, and did not have any OTTI during the year ended December 31, 2019.

The following table details the maturity and weighted average tax-equivalent yield of the available for sale investment portfolio as of December 31, 2020:

(dollars in thousands)	Maturing During 2021	Maturing From 2022 Through 2025	Maturing From 2026 Through 2030	Maturing After 2030	Total
U.S. Treasury securities:
Amortized cost	$500,095	$—	$—	$—	$500,095
Weighted average yield	0.05%	—%	—%	—%	0.05%
Obligations of the U.S. government and agencies:
Amortized cost	2,020	5,229	77,433	7,767	92,449
Weighted average yield	1.76%	1.56%	1.65%	2.45%	1.72%
State and political subdivisions:
Amortized cost	—	2,149	—	—	2,149
Weighted average yield	—%	2.70%	—%	—%	2.70%
Mortgage-related securities(1):
Amortized cost	264	14,731	62,782	382,478	460,255
Weighted average yield	2.53%	3.01%	2.21%	1.69%	1.81%
Collateralized loan obligations:
Amortized cost	—	—	—	94,500	94,500
Weighted average yield	—%	—%	—%	1.91%	1.91%
Corporate bonds:
Amortized cost	—	—	11,000	—	11,000
Weighted average yield	—%	—%	4.95%	—%	4.95%
Other investment securities:
Amortized cost	350	300	—	—	650
Weighted average yield	1.56%	1.46%	—%	—%	1.51%
Total amortized cost	$502,729	$22,409	$151,215	$484,745	$1,161,098
Weighted average yield	0.06%	2.62%	2.12%	1.75%	1.08%

(1)Mortgage-related securities are included in the above table based on their contractual maturity. However, mortgage-related securities, by design, have scheduled monthly principal payments which are not reflected in this table.

The following table details the amortized cost of the available for sale investment portfolio as of the dates indicated:

	Amortized Cost as of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
U.S. Treasury securities	$500,095	$500,066	$200,026	$200,077	$200,094
Obligations of the U.S. government and agencies	92,449	102,179	198,604	153,028	83,111
Obligations of state and political subdivisions	2,149	5,366	11,372	21,352	33,625
Mortgage-backed securities	441,575	360,977	294,076	275,958	185,997
Collateralized mortgage obligations	18,680	31,796	40,150	37,596	49,488
Collateralized loan obligations	94,500	—	—	—	—
Corporate bonds	11,000	—	—	—	—
Other investment securities	650	650	1,100	4,813	16,575
Total amortized cost	$1,161,098	$1,001,034	$745,328	$692,824	$568,890

Portfolio Loans and Leases

Total portfolio loans and leases of $3.63 billion as of December 31, 2020 decreased $60.9 million, as compared to $3.69 billion as of December 31, 2019. Decreases of $85.3 million, $54.9 million, and $13.0 million in residential mortgage 1st liens, home equity lines of credit and residential mortgage 2nd liens and leases, respectively, were primarily due to increased prepayment activity driven by the decreasing mortgage interest rates in the current interest rate environment.

The table below details the loan and lease portfolio as of the dates indicated:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
CRE - nonowner-occupied	$1,435,575	$1,337,167	$1,156,082	$1,124,522	$804,801
CRE - owner-occupied	578,509	527,607	490,415	459,753	358,552
Home equity lines of credit	169,337	224,262	231,139	237,799	231,488
Residential mortgage - 1st liens	621,369	706,690	701,057	668,695	548,934
Residential mortgage - junior liens	23,795	36,843	42,339	49,970	43,426
Construction	161,308	202,198	230,444	227,015	152,136
Commercial & Industrial	446,438	432,227	383,619	365,790	314,252
Consumer	39,683	57,241	47,538	36,912	25,761
Leases	152,397	165,078	144,521	115,402	56,075
Total portfolio loans and leases	3,628,411	3,689,313	3,427,154	3,285,858	2,535,425
Loans held for sale	6,000	4,249	1,749	3,794	9,621
Total loans and leases	$3,634,411	$3,693,562	$3,428,903	$3,401,260	$2,591,500

The following table summarizes the loan maturity distribution and interest rate sensitivity as of December 31, 2020. Excluded from the table are residential mortgage 1st and junior liens, home equity lines of credit, and consumer loans:

(dollars in thousands)	Maturing During 2021	Maturing From 2022 Through 2025	Maturing After 2025	Total
Loan portfolio maturity:
CRE - nonowner-occupied	$92,624	$447,601	$895,350	$1,435,575
CRE - owner-occupied	39,272	131,042	408,195	578,509
Construction	96,890	57,533	6,885	161,308
Commercial & Industrial	115,324	185,630	145,484	446,438
Leases	5,976	145,783	638	152,397
Total	$350,086	$967,589	$1,456,552	$2,774,227
Interest sensitivity on the above loans:
Loans with fixed rates	$111,224	$582,913	$199,676	$893,813
Loans with adjustable or floating rates	238,862	384,676	1,256,876	1,880,414
Total	$350,086	$967,589	$1,456,552	$2,774,227

The Corporation’s $3.63 billion loan and lease portfolio is predominantly based in the Corporation’s traditional market areas of Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware. These markets have exhibited relatively stable economic attributes, and have generally not seen the high levels of real estate price volatility experienced in other regions nationwide.
The Corporation has a significant portion of its portfolio loans (excluding leases) in real estate-related loans. As of December 31, 2020 and December 31, 2019, respectively, loans secured by real estate were $2.99 billion and $3.03 billion, or 82.4% and 82.3%, of the total loan portfolio of $3.63 billion and $3.69 billion. A predominant percentage of the Corporation’s real estate exposure, both commercial and residential, is within Pennsylvania, Delaware and Southern and Central New Jersey. Management is aware of this concentration and mitigates this risk to the extent possible in many ways, including maintaining a diverse group of collateral property types within the portfolio, and by exercising underwriting discipline which includes assessment of the borrower’s capacity to repay, equity in the underlying real estate collateral and a review of a borrower’s global cash flows. For a substantial portion of the loans in the real estate portfolio, the Corporation has recourse to the owners/sponsors, primarily through personal guaranties, in addition to liens on collateral. This recourse provides credit strength, as it incorporates the borrowers’ global cash flows.

In addition to loans secured by real estate, Commercial & Industrial loans comprise 12.3% of the total loan portfolio as of December 31, 2020. Commercial & Industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. To mitigate the risk characteristics of Commercial & Industrial loans, commercial real estate may be included as a secondary source of collateral. The Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

The table below summarizes certain key characteristics of the Corporation’s loan and lease portfolio as of December 31, 2020 and 2019. Refer to Note 5, “Loans and Leases,” and Section I, “ACL on Loans and Leases” of Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

As of December 31, 2020
(dollars in thousands)	Balance	% loans / total portfolio loans and leases	NPLs	% NPLs / segment loans and leases	Delinquent performing loans and leases	% Delinquent performing loans and leases / segment loans and leases
Real estate loans:
CRE - nonowner-occupied	$1,435,575	39.56%	$57	—%	$—	—%
CRE - owner-occupied	578,509	15.94%	1,659	0.29%	2,323	0.40%
Home equity lines of credit	169,337	4.67%	729	0.43%	87	0.05%
Residential mortgage - 1st liens	621,369	17.13%	99	0.02%	6,237	1.00%
Residential mortgage - junior liens	23,795	0.66%	85	0.36%	146	0.61%
Construction	161,308	4.45%	—	—%	—	—%
Total real estate loans	2,989,893	82.41%	2,629	0.09%	8,793	0.29%
Commercial & Industrial	446,438	12.30%	1,775	0.40%	—	—%
Consumer	39,683	1.09%	30	0.08%	48	0.12%
Leases	152,397	4.20%	872	0.57%	2,006	1.32%
Total portfolio loans and leases	$3,628,411	100.00%	$5,306	0.15%	$10,847	0.30%

As of December 31, 2019
(dollars in thousands)	Balance	% loans / total portfolio loans and leases	NPLs	% NPLs / segment loans and leases	Delinquent performing loans and leases	% Delinquent performing loans and leases / segment loans and leases
Real estate loans:
CRE - nonowner-occupied	$1,337,167	36.24%	$199	0.02%	$184	0.01%
CRE - owner-occupied	527,607	14.30%	4,159	0.79%	2,462	0.47%
Home equity lines of credit	224,262	6.08%	636	0.28%	719	0.32%
Residential mortgage - 1st liens	706,690	19.16%	2,447	0.35%	2,027	0.29%
Residential mortgage - junior liens	36,843	1.00%	83	0.23%	116	0.32%
Construction	202,198	5.48%	—	—%	—	—%
Total real estate loans	3,034,767	82.26%	7,524	0.25%	5,508	0.18%
Commercial & Industrial	432,227	11.72%	2,180	0.50%	—	—%
Consumer	57,241	1.55%	61	0.11%	238	0.42%
Leases	165,078	4.47%	883	0.54%	1,451	0.88%
Total portfolio loans and leases	$3,689,313	100.00%	$10,648	0.29%	$7,197	0.20%

Goodwill and Intangible Assets

Goodwill of $184.0 million as of December 31, 2020 was unchanged as compared to December 31, 2019.

Intangible assets, other than mortgage servicing rights (“MSRs”), of $15.6 million as of December 31, 2020 decreased $3.6 million, or 18.6%, from $19.1 million as of December 31, 2019. The decrease was due to $3.6 million of amortization.

For more information regarding goodwill and intangible assets, see Note 1, “Summary of Significant Accounting Policies,” Note 2, “Recent Accounting Pronouncements,” Note 3, “Business Combinations,” and Note 8, “Goodwill and Intangible Assets,” respectively, in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

FHLB Stock

The Corporation’s investment in stock issued by the FHLB was $12.7 million as of December 31, 2020, a decrease of $11.0 million, or 46.7%, from $23.7 million as of December 31, 2019. The Corporation must purchase, or the FHLB must redeem, its stock based on the Corporation’s borrowings balance with the FHLB. The decrease in FHLB stock is primarily due to the decrease in FHLB advances at December 31, 2020 as compared to December 31, 2019. Short-term FHLB advances and long-term FHLB advances of $33.3 million and $39.9 million as of December 31, 2020 decreased $449.1 million and $12.4 million, respectively, as compared to $482.4 million and $52.3 million as of December 31, 2019. The increase in deposits reduced the need to obtain wholesale funding at December 31, 2020 as compared to December 31, 2019.

Mortgage Servicing Rights

MSRs of $2.6 million as of December 31, 2020 decreased $1.8 million, or 41.0%, from $4.5 million as of December 31, 2019. The decrease was primarily due to amortization and net impairment of $1.3 million and $599 thousand, respectively, for the year ended December 31, 2020 as compared to $576 thousand and $21 thousand, respectively, for the year ended December 31, 2019. The increases were driven by increased estimated prepayment speeds and actual prepayment activity, both primarily due to the decreasing mortgage interest rates in the current interest rate environment, driving an increase in refinancing activity. There were no mortgage loans sold with servicing retained for the year ended December 31, 2020.

The following table details activity related to MSRs for the periods indicated:

	For the Year Ended or as of December 31,
(dollars in thousands)	2020	2019	2018
Mortgage originations	$156,947	$173,025	$162,854
Mortgage loans sold:
Servicing retained	$—	$—	$1,850
Servicing released	104,501	88,365	86,518
Total mortgage loans sold	$104,501	$88,365	$88,368
Percentage of originated mortgage loans sold	66.6%	51.1%	54.3%
Servicing retained %	—%	—%	2.1%
Servicing released %	100.0%	100.0%	97.9%
Residential mortgage loans serviced for others	$370,703	$502,832	$578,788
Mortgage servicing rights	$2,626	$4,450	$5,047
Gain on sale of mortgage loans	$2,643	$1,503	$2,477
Loan servicing and other fees	$1,646	$2,206	$2,259
Amortization of MSRs	$1,225	$576	$803
Net Impairment of MSRs	$(599)	$(21)	$(27)

Liability Changes

Total liabilities of $4.81 billion as of December 31, 2020 increased $158.7 million, or 3.4%, from $4.65 billion as of December 31, 2019. The increase was primarily due to the increases in total deposits partially offset by the decrease in short-term borrowings discussed in the following sections.

Deposits

Deposits of $4.38 billion as of December 31, 2020 increased $534.0 million, or 13.9%, from $3.84 billion as of December 31, 2019. Increases of $503.7 million, $97.1 million, $62.0 million, and $57.1 million in noninterest bearing deposits, wholesale non-maturity deposits, savings accounts, and money market accounts, respectively, were offset by decreases of $73.6 million, $59.1 million, and $53.2 million in retail time deposits, interest-bearing demand accounts, and wholesale time deposits, respectively. The increase in noninterest bearing deposits was primarily due to the Bank's PPP loan customers depositing loan funds into Bank deposit accounts during the second quarter of 2020.

The following table details deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Interest-bearing demand	$885,802	$944,915	$664,749	$481,336	$379,424
Money market	1,163,620	1,106,478	862,644	862,639	761,657
Savings	282,406	220,450	247,081	338,572	232,193
Retail time deposits	331,527	405,123	542,702	532,202	322,912
Wholesale non-maturity deposits	275,011	177,865	55,031	62,276	74,272
Wholesale time deposits	36,045	89,241	325,261	171,929	73,037
Total interest-bearing deposits	$2,974,411	$2,944,072	$2,697,468	$2,448,954	$1,843,495
Noninterest-bearing deposits	1,401,843	898,173	301,619	924,844	736,180
Total deposits	$4,376,254	$3,842,245	$2,999,087	$3,373,798	$2,579,675

The following table summarizes the maturities of certificates of deposit of $100,000 or greater as of December 31, 2020:

(dollars in thousands)	Retail	Wholesale
Three months or less	$59,492	$—
Three to six months	20,935	—
Six to twelve months	75,397	394
Greater than twelve months	32,872	35,552
Total	$188,696	$35,946

For more information regarding deposits, including average amount of deposits and average rate paid, refer to the sections of this MD&A under the headings “Balance Sheet Analysis” and “Analysis of Interest Rates and Interest Differential.”

Borrowings

Borrowings of $232.9 million as of December 31, 2020, which include short-term borrowings, long-term FHLB advances, subordinated notes and junior subordinated debentures, decreased $433.1 million, or 65.0%, from $665.9 million as of December 31, 2019. The decrease was primarily due to decreases of $421.1 million and $12.4 million in short-term borrowings and long-term FHLB advances, respectively, as the increase in deposits reduced the need to obtain wholesale funding at December 31, 2020 as compared to December 31, 2019.

The following table details borrowings as of the dates indicated:

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Short-term borrowings	$72,161	$493,219	$252,367	$237,865	$204,151
Long-term FHLB advances	39,906	52,269	55,374	139,140	189,742
Subordinated notes	98,883	98,705	98,526	98,416	29,532
Jr. subordinated debentures	21,935	21,753	21,580	21,416	—
Total borrowings	$232,885	$665,946	$427,847	$496,837	$423,425
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

Wealth Management Segment Activity

The Wealth Management segment, which includes the insurance reporting unit, reported a pre-tax segment profit (“PTSP”) for the year ended December 31, 2020 of $15.7 million, a decrease of $744 thousand as compared to $16.4 million for the year ended December 31, 2019. The decrease in PTSP was primarily driven by non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services, primarily on fees which are charged on a flat or fixed basis, in the second quarter of 2020. Fees for wealth management services of $44.5 million for the year ended December 31, 2020 increased $132 thousand as compared to $44.4 million for the year ended December 31, 2019. The increase in fees was comprised of a $1.0 million increase from accounts whose fees are charged on a flat or fixed basis, offset by an $898 thousand decrease in fees derived from market-value based fee accounts. The increase in fees which are charged on a flat or fixed basis was primarily due to a $2.28 billion increase in fixed rate flat-fee account balances. Revenue from the insurance division of $5.9 million for the year ended December 31, 2020, which is reported as part of the Wealth Management segment, decreased $1.0 million as compared to $6.9 million as compared to the year ended December 31, 2019.

The PTSP of the Wealth Management segment for the year ended December 31, 2019 was $16.4 million, relatively unchanged as compared to $16.5 million for the year ended December 31, 2018. Fees for wealth management services of $44.4 million for the year ended December 31, 2019 increased $2.1 million, or 4.9%, as compared to $42.3 million for the year ended December 31, 2018. The increase in fees was comprised of a $1.7 million increase from accounts whose fees are charged on a flat or fixed basis, primarily due to a $1.91 billion increase in fixed rate flat-fee account balances, and a $328 thousand increase in fees derived from market-value based fee accounts. Revenue from the insurance division of $6.9 million for the year ended December 31, 2019, which is reported as part of the Wealth Management segment, was relatively unchanged as compared to the year ended December 31, 2018.

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	December 31, 2020	December 31, 2019	December 31, 2018
Market value	$7,121,474	$6,977,009	$5,764,189
Fixed fee	11,855,070	9,571,051	7,665,355
Total	$18,976,544	$16,548,060	$13,429,544

	Percentage of Wealth Assets as of:
Fee Basis	December 31, 2020	December 31, 2019	December 31, 2018
Market value	37.5%	42.2%	42.9%
Fixed fee	62.5%	57.8%	57.1%
Total	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Year Ended:
Fee Basis	December 31, 2020	December 31, 2019	December 31, 2018
Market value	$30,572	$31,470	$31,142
Fixed fee	13,960	12,930	11,184
Total	$44,532	$44,400	$42,326

	Percentage of Fees for Wealth Management Services For the Year Ended:
Fee Basis	December 31, 2020	December 31, 2019	December 31, 2018
Market value	68.7%	70.9%	73.6%
Fixed fee	31.3%	29.1%	26.4%
Total	100.0%	100.0%	100.0%

Banking Segment Activity

Banking segment data as presented in Note 31, “Segment Information,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K indicates a PTSP of $25.7 million in 2020, $58.4 million in 2019 and $61.4 million in 2018. See the section of this MD&A under the heading “Components of Net Income” for a discussion of the Banking Segment results.

Capital and Regulatory Capital Ratios

Consolidated shareholders’ equity of the Corporation was $622.3 million, or 11.5% of total assets, as of December 31, 2020, as compared to $612.2 million, or 11.6% of total assets, as of December 31, 2019.

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

For the year ended December 31, 2020, BMBC did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2020.

Accumulated other comprehensive income of $8.9 million as of December 31, 2020 increased $6.8 million, or 309.1%, from $2.2 million as of December 31, 2019. The primary cause of the increase was the increase in net unrealized losses on available for sale investment securities primarily due to decreasing interest rates.

As detailed in Section E, “Regulatory Capital Ratios,” of Note 28, “Regulatory Capital Requirements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the capital ratios, as of December 31, 2020 and 2019 indicate levels above the regulatory minimum to be considered “well capitalized.”

Liquidity

The Corporation has significant sources of liquidity as of December 31, 2020. The liquidity position is managed on a daily basis as part of the daily settlement function, and on a monthly basis as part of the asset liability management process. The Corporation’s primary liquidity is maintained by managing its deposits, along with the utilization of borrowings from the FHLB, purchased federal funds, and utilization of other wholesale funding sources. Secondary sources of liquidity include the sale of certain investment securities and certain loans in the secondary market.

Other wholesale funding sources include deposit from brokers, generally available in blocks of $1.0 million or more. Funds obtained through these programs totaled $236.0 million as of December 31, 2020.

As of December 31, 2020, the maximum borrowing capacity with the FHLB was $1.77 billion, with an unused borrowing availability of $1.70 billion. Borrowing availability at the Federal Reserve Discount Window was $127.7 million, and overnight Fed Funds lines, consisting of lines from six banks, totaled $74.0 million. On a monthly basis, the ALCO reviews the Corporation’s liquidity needs. This information is reported to the Risk Management Committee of the Board of Directors on a quarterly basis.

As of December 31, 2020, the Corporation held $12.7 million of FHLB stock as required by the borrowing agreement between the FHLB and the Corporation.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $75.0 million in balances as of December 31, 2020 under this program.

The Corporation’s available for sale investment portfolio of $1.17 billion as of December 31, 2020 was 21.6% of total assets. As of December 31, 2020 the Corporation held $500.0 million of short-term, highly liquid U.S. Treasury securities to manage our near term liquidity position. The Corporation’s policy is to maintain its investment portfolio at a minimum level of 10% of total assets. The portion of the investment portfolio that is not already pledged against borrowings from the FHLB or other funding sources, provides the Corporation with the ability to utilize the securities to borrow additional funds through the FHLB, Federal Reserve or other repurchase agreements.

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

The following chart presents the off-balance sheet commitments of the Corporation as of December 31, 2020, listed by dates of funding or payment:

(dollars in thousands)	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Unfunded loan commitments	$924,499	$480,925	$207,135	$90,420	$146,019
Standby letters of credit	21,120	18,120	2,115	522	363
Total	$945,619	$499,045	$209,250	$90,942	$146,382

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

Contractual Cash Obligations of the Corporation as of December 31, 2020

(dollars in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Deposits without a stated maturity	$4,008,682	$4,008,682	$—	$—	$—
Wholesale and retail certificates of deposit	367,572	269,923	83,918	12,750	981
Short-term borrowings	72,161	72,161	—	—	—
Long-term FHLB Advances	39,906	39,906	—	—	—
Subordinated Notes	100,000	—	—	30,000	70,000
Junior subordinated debentures	25,774	—	—	—	25,774
Operating leases	52,071	4,176	7,695	7,652	32,548
Purchase obligations	19,628	5,151	6,764	3,656	4,057
Total	$4,685,794	$4,399,999	$98,377	$54,058	$133,360

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bryn Mawr Bank Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments.”

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on loans collectively evaluated

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13 (Topic 326) “Measurement of Credit Losses on Financial Instruments” as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $26.9 million, which included the allowance for loans collectively evaluated for commercial real estate (nonowner-occupied and owner-occupied), home equity lines of credit, residential mortgage (first lien and junior lien), construction and consumer loans (the January 1, 2020 collective ACL). As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans as of December 31, 2020 was $53.7 million, of which $52.5 million related to the allowance for credit losses on loans collectively evaluated for commercial real estate (nonowner-occupied and owner-occupied), home equity lines of credit, residential mortgage (first lien and junior lien), construction and consumer loans (the December 31, 2020 collective ACL). The Company estimates the collective ACL utilizing a discounted cash flow (DCF) methodology applied to portfolio segments and their loan pools segregated by similar risk characteristics. The Company’s DCF methodology adjusts loan level contractual cash flows for probability of default and loss given default (collectively, loss expectations) and prepayment and curtailment rate assumptions to calculate expected future cash flows. A correlation between the selected macroeconomic indicator and historic loss levels, adjusted to include representative peer group loss experience, was developed to predict loss expectations based on current economic conditions and a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the Company reverts to the long-term mean of the macroeconomic indicator immediately. The collective ACL also includes qualitative adjustments for factors that are not captured in the loss expectations output.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology and its significant assumptions including (1) the loss expectations, (2) the selection of the macroeconomic indicator, (3) the reasonable and supportable forecast period, and (4) prepayment and curtailment rates. The assessment also included an assessment of the development of the qualitative adjustments as well as an evaluation of the conceptual soundness of the development of the loss expectations. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

–development of the ACL methodology

–development of the loss expectations

–identification and determination of significant assumptions used in the collective ACL methodology

–the development of the qualitative adjustments

–analysis of the collective ACL results and trends.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used and considered the relevance and reliability of such data, factors and assumptions. We involved credit risk professionals with specialized skills and knowledge, who assisted in:

–evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

–evaluating judgments made by the Company relative to the development of the loss expectations by comparing the loss expectations to relevant Company -specific metrics and trends and the applicable industry and regulatory practices

–assessing the conceptual soundness of the loss expectations by inspecting the Company’s documentation to determine whether the loss expectations are suitable for the intended use

–assessing the selection of the macroeconomic indicator by comparing the macroeconomic indicator to the Company’s business environment and relevant industry practices

–evaluating the length of the reasonable and supportable economic forecast period by comparing the period to specific portfolio risk characteristics and trends

–evaluating the prepayment and curtailment rates by comparing them to relevant Company-specific metrics and trends

–evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the loss expectations.

We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and the December 31, 2020 collective ACL by evaluating the:

–cumulative results of the audit procedures

–qualitative aspects of the Company’s accounting practices

–potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Philadelphia, Pennsylvania
March 1, 2021

Consolidated Balance Sheets

(dollars in thousands)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$11,287	$11,603
Interest bearing deposits with banks	85,026	42,328
Cash and cash equivalents	96,313	53,931
Investment securities available for sale, at fair value (amortized cost of $1,161,098 and $1,001,034 as of December 31, 2020 and December 31, 2019, respectively)	1,174,964	1,005,984
Investment securities held to maturity, at amortized cost (fair value of $15,186 and $12,661 as of December 31, 2020 and December 31, 2019, respectively)	14,759	12,577
Investment securities, trading	8,623	8,621
Loans held for sale	6,000	4,249
Portfolio loans and leases, originated	3,380,727	3,320,816
Portfolio loans and leases, acquired	247,684	368,497
Total portfolio loans and leases	3,628,411	3,689,313
Less: Allowance for credit losses on originated loans and leases	(50,783)	(22,526)
Less: Allowance for credit losses on acquired loans and leases	(2,926)	(76)
Total allowance for credit losses on loans and leases	(53,709)	(22,602)
Net portfolio loans and leases	3,574,702	3,666,711
Premises and equipment, net	56,662	64,965
Operating lease right-of-use assets	34,601	40,961
Accrued interest receivable	15,440	12,482
Mortgage servicing rights	2,626	4,450
Bank owned life insurance	60,393	59,079
Federal Home Loan Bank stock	12,666	23,744
Goodwill	184,012	184,012
Intangible assets	15,564	19,131
Other investments	17,742	16,683
Other assets	156,955	85,679
Total assets	$5,432,022	$5,263,259
Liabilities
Deposits:
Noninterest-bearing	$1,401,843	$898,173
Interest-bearing	2,974,411	2,944,072
Total deposits	4,376,254	3,842,245
Short-term borrowings	72,161	493,219
Long-term FHLB advances	39,906	52,269
Subordinated notes	98,883	98,705
Junior subordinated debentures	21,935	21,753
Operating lease liabilities	40,284	45,258
Accrued interest payable	6,277	6,248
Other liabilities	154,000	91,335
Total liabilities	4,809,700	4,651,032
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,713,968 and 24,650,051 shares as of December 31, 2020 and December 31, 2019, respectively, and outstanding of 19,960,294 and 20,126,296 as of December 31, 2020 and December 31, 2019, respectively	24,714	24,650
Paid-in capital in excess of par value	381,653	378,606
Less: Common stock in treasury at cost - 4,753,674 and 4,523,755 shares as of December 31, 2020 and December 31, 2019, respectively	(89,164)	(81,174)
Accumulated other comprehensive income, net of tax	8,948	2,187
Retained earnings	296,941	288,653
Total Bryn Mawr Bank Corporation shareholders' equity	623,092	612,922
Noncontrolling interest	(770)	(695)
Total shareholders' equity	622,322	612,227
Total liabilities and shareholders' equity	$5,432,022	$5,263,259

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Income

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018
Interest income:
Interest and fees on loans and leases	$155,916	$178,367	$168,638
Interest on cash and cash equivalents	295	543	264
Interest on investment securities:
Taxable	11,388	14,330	11,854
Non-taxable	77	143	293
Dividends	5	6	6
Total interest income	167,681	193,389	181,055
Interest expense:
Interest on deposits	16,971	35,936	20,552
Interest on short-term borrowings	702	2,792	3,392
Interest on FHLB advances and other borrowings	859	1,069	1,777
Interest on subordinated notes	4,426	4,578	4,575
Interest on junior subordinated debentures	936	1,373	1,288
Total interest expense	23,894	45,748	31,584
Net interest income	143,787	147,641	149,471
Provision for credit losses	41,677	8,595	7,089
Net interest income after provision for credit losses	102,110	139,046	142,382
Noninterest income:
Fees for wealth management services	44,532	44,400	42,326
Insurance commissions	5,911	6,877	6,808
Capital markets revenue	9,491	11,276	4,848
Service charges on deposits	2,868	3,374	2,989
Loan servicing and other fees	1,646	2,206	2,259
Net gain on sale of loans	5,779	2,342	3,283
Net gain on sale of investment securities available for sale	—	—	7
Net gain on sale of long-lived assets	2,297	—	—
Net gain (loss) on sale of other real estate owned ("OREO")	148	(84)	295
Dividends on FHLB and FRB stock	1,151	1,505	1,621
Other operating income	8,148	10,288	11,546
Total noninterest income	81,971	82,184	75,982
Noninterest expenses:
Salaries and wages	68,846	74,371	66,671
Employee benefits	12,605	13,456	12,918
Occupancy and bank premises	12,727	12,591	11,599
Furniture, fixtures, and equipment	9,432	9,693	8,407
Impairment of long-lived assets	1,605	—	—
Advertising	1,609	2,105	1,719
Amortization of intangible assets	3,567	3,801	3,656
Due diligence, merger-related and merger integration expenses	—	—	7,761
Professional fees	6,428	5,434	4,203
Pennsylvania bank shares tax	8	1,478	1,792
Data processing	5,777	5,517	4,942
Other operating expenses	20,123	17,981	16,739
Total noninterest expenses	142,727	146,427	140,407
Income before income taxes	41,354	74,803	77,957
Income tax expense	8,856	15,607	14,165
Net income	$32,498	$59,196	$63,792
Net loss attributable to noncontrolling interest	(75)	(10)	—
Net income attributable to Bryn Mawr Bank Corporation	$32,573	$59,206	$63,792
Basic earnings per common share	$1.63	$2.94	$3.15
Diluted earnings per common share	$1.63	$2.93	$3.13
Dividends declared per share	$1.06	$1.02	$0.94
Weighted-average basic shares outstanding	19,970,921	20,142,306	20,234,792
Dilutive shares	71,424	91,065	155,375
Adjusted weighted-average diluted shares	20,042,345	20,233,371	20,390,167
 The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income attributable to Bryn Mawr Bank Corporation	$32,573	$59,206	$63,792

Other comprehensive income (loss):
Net change in unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,872, $2,696 and $(806), respectively	7,044	10,139	(3,033)
Reclassification adjustment for net gain on sale realized in net income, net of tax expense of $0, $0 and $(1), respectively	—	—	(6)
Reclassification adjustment for net gain realized on transfer of investment securities available for sale to trading, net of tax expense of $0, $0 and $(88), respectively	—	—	(329)
Unrealized investment losses, net of tax expense (benefit) of $1,872, $2,696 and $(895), respectively	7,044	10,139	(3,368)
Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax (benefit) expense of $(75), $(118) and $72, respectively	(283)	(439)	269
Total other comprehensive income (loss)	6,761	9,700	(3,099)
Total comprehensive income	$39,334	$68,906	$60,693

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$32,573	$59,206	$63,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,677	8,595	7,089
Depreciation of premises and equipment	7,805	7,801	6,610
Net gain on sale of long-lived assets	(2,297)	—	—
Non-cash operating lease expense	3,224	3,647	—
Loss on disposal of premises and equipment	825	69	1,627
Impairment of long-lived assets	1,605	—	—
Net amortization of investment premiums and discounts	5,128	2,800	3,044
Net gain on sale of investment securities available for sale	—	—	(7)
Net gain on sale of loans	(5,779)	(2,342)	(3,283)
Stock-based compensation	3,044	3,725	2,750
Amortization and net impairment of mortgage servicing rights	1,824	597	830
Net accretion of fair value adjustments	(3,707)	(6,088)	(9,883)
Amortization of intangible assets	3,567	3,801	3,656
Impairment of other real estate owned ("OREO") and other repossessed assets	—	—	89
Net (gain) loss on sale of OREO	(148)	84	(295)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(1,314)	(1,235)	(1,177)
Other, net	786	(475)	532
Loans originated for resale	(106,252)	(90,865)	(86,323)
Proceeds from loans sold	107,568	93,459	91,353
Provision for deferred income taxes	(3,678)	1,539	9,839
Change in income taxes payable/receivable	340	5,897	415
Change in accrued interest receivable	(3,022)	103	1,661
Change in accrued interest payable	29	(404)	3,125
Change in operating lease liabilities	(3,156)	(3,525)	—
Change in other assets	(71,910)	(33,018)	(19,222)
Change in other liabilities	62,544	40,010	3,013
Net cash provided by operating activities	71,276	93,381	79,235
Investing activities:
Purchases of investment securities available for sale	(894,815)	(719,700)	(338,421)
Purchases of investment securities held to maturity	(5,372)	(4,868)	(1,328)
Proceeds from maturity and paydowns of investment securities available for sale	632,015	293,987	278,895
Proceeds from maturity and paydowns of investment securities held to maturity	3,023	891	532
Proceeds from sale of investment securities available for sale	—	—	7
Net change in FHLB stock	11,078	(9,214)	5,553
Proceeds from calls of investment securities	97,775	167,290	810
Net change in other investments	(1,059)	(157)	(4,056)
Purchase of customer relationships	—	(18)	(366)
Purchase of portfolio loans and leases	—	—	(14,974)
Net portfolio loan and lease originations	(250,163)	(264,822)	(127,589)
Proceeds from portfolio loans sold	305,313	—	—
Purchases of premises and equipment	(1,348)	(7,187)	(19,426)
Proceeds from the sale of long-lived assets	3,166	—	—
Acquisitions, net of cash acquired	—	—	(380)
Proceeds from sale of OREO	534	418	525
Net cash used in investing activities	(99,853)	(543,380)	(220,218)
Financing activities:
Change in deposits	534,404	243,836	226,598
Change in short-term borrowings	(421,058)	240,852	14,502
Dividends paid	(21,356)	(20,685)	(19,289)
Change in long-term FHLB advances and other borrowings	(12,501)	(3,240)	(83,872)
Payment of contingent consideration for business combinations	(507)	(875)	(660)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(633)	(625)	(1,639)
Net proceeds from sale of (purchase of) treasury stock for deferred compensation plans	(153)	(172)	2
Repurchase of warrants from U.S. Treasury	—	—	(1,755)
Net purchase of treasury stock through publicly announced plans	(7,249)	(4,524)	(5,936)
Proceeds from exercise of stock options	12	907	1,464
Net cash provided by financing activities	70,959	455,474	129,415

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Change in cash and cash equivalents	42,382	5,475	(11,568)
Cash and cash equivalents at beginning of period	53,931	48,456	60,024
Cash and cash equivalents at end of period	$96,313	$53,931	$48,456
Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$12,203	$12,716	$3,449
Interest	$23,865	$46,152	$28,453
Non-cash information:
Change in other comprehensive income (loss)	$6,761	$9,700	$(3,099)
Change in deferred tax due to change in comprehensive income	$1,797	$2,578	$(823)
Transfer of loans to other real estate owned and repossessed assets	$386	$72	$372
Acquisition of noncash assets and liabilities:
Assets acquired	$—	$—	$1,096
Liabilities assumed	$—	$—	$687

The accompanying notes are an integral part of the Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity
(dollars in thousands, except share and per share data)

	For the Years Ended December 31, 2018, 2019, and 2020
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2017	24,360,049	$24,360	$371,486	$(68,179)	$(4,414)	$205,549	$(683)	$528,119
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	63,792	—	63,792
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Goodwill measurement period adjustment effect on noncontrolling interest	—	—	2	—	—	—	(2)	—
Dividends paid or accrued, $0.94 per share	—	—	—	—	—	(19,209)	—	(19,209)
Other comprehensive loss, net of tax benefit of $823	—	—	—	—	(3,099)	—	—	(3,099)
Stock-based compensation	—	—	2,750	—	—	—	—	2,750
Retirement of treasury stock	(2,253)	(2)	(20)	22	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(1,639)	—	—	—	(1,639)
Net purchase of treasury stock for deferred compensation trusts	—	—	153	(151)	—	—	—	2
Purchase of treasury stock through publicly announced plans	—	—	—	(5,936)	—	—	—	(5,936)
Repurchase of warrants from U.S. Treasury	—	—	(1,853)	—	—	98	—	(1,755)
Common stock issued:
Common stock issued through share-based awards and options exercises	184,990	184	1,382	—	—	—	—	1,566
Shares issued in acquisitions(1)	2,562	3	110	—	—	—	—	113
Balance December 31, 2018	24,545,348	$24,545	$374,010	$(75,883)	$(7,513)	$250,230	$(685)	$564,704

Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	59,206	—	59,206
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Dividends paid or accrued, $1.02 per share	—	—	—	—	—	(20,783)	—	(20,783)
Other comprehensive loss, net of tax benefit of $2,578	—	—	—	—	9,700	—	—	9,700
Stock based compensation	—	—	3,725	—	—	—	—	3,725
Retirement of treasury stock	(2,704)	(3)	(27)	30	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(625)	—	—	—	(625)
Net treasury stock activity for deferred compensation trusts	—	—	—	(172)	—	—	—	(172)
Purchase of treasury stock through publicly announced plans	—	—	—	(4,524)	—	—	—	(4,524)
Common stock issued:
Common stock issued through share-based awards and options exercises	107,407	108	898	—	—	—	—	1,006
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227

	For the Years Ended December 31, 2018, 2019, and 2020
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	32,573	—	32,573
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(75)	(75)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13(2)	—	—	—	—	—	(2,801)	—	(2,801)
Dividends paid or accrued, $1.06 per share	—	—	—	—	—	(21,484)	—	(21,484)
Other comprehensive income, net of tax expense of $1,797	—	—	—	—	6,761	—	—	6,761
Stock based compensation	—	—	3,044	—	—	—	—	3,044
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(633)	—	—	—	(633)
Net treasury stock activity for deferred compensation trusts	—	—	—	(153)	—	—	—	(153)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	67,733	68	44	—	—	—	—	112
Balance December 31, 2020	24,713,968	$24,714	$381,653	$(89,164)	$8,948	$296,941	$(770)	$622,322

(1) Shares relating to the RBPI Merger (defined in Note 3, “Business Combinations,” below) recorded in April 2018.

(2) The Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. See Note 2, "Recent Accounting Pronouncements" in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

A. Nature of Business

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”) was formed and on January 2, 1987, the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, located in the western suburbs of Philadelphia. BMBC and its direct and indirect subsidiaries (collectively, the “Corporation”) offer a full range of personal and business banking services, consumer and commercial loans, equipment leasing, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from 41 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, $175 thousand was paid during the second quarter of 2020 and one contingent cash payment, not to exceed $250 thousand, will be payable in 2021, subject to the attainment of certain targets during the year.

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

The Corporation operates in a highly competitive market area that includes local, national and regional banks as competitors along with savings banks, credit unions, insurance companies, trust companies, registered investment advisors and mutual fund families. The Corporation and its subsidiaries are regulated by many regulatory agencies including the Securities and Exchange Commission (“SEC”), Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Pennsylvania Department of Banking.

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

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2021 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. The Corporation has identified certain areas that require estimates and assumptions, which include the allowance for credit losses (“ACL”) on loans and leases, the ACL on Off-Balance Sheet (“OBS”) Credit Exposures, the valuation of goodwill and intangible assets, the fair value of investment securities, the fair value of derivative financial instruments, and the valuation of mortgage servicing rights, deferred tax assets and liabilities, benefit plans and stock-based compensation. In addition, certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

C. Cash and Cash Equivalents

Cash and cash equivalents include cash, interest-bearing and noninterest-bearing amounts due from banks, and federal funds sold. The Bank maintains cash reserve balances as required to meet regulatory reserve requirements of the Federal Reserve Board. The Bank had no cash reserve balances at December 31, 2020 as the Federal Reserve Board reduced the requirements to zero. Cash balances required to meet regulatory reserve requirements of the Federal Reserve Board amounted to $24.6 million at December 31, 2019.

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

E. ACL on Available for Sale Securities

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

Accrued interest receivable on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $2.0 million at December 31, 2020 and is excluded from the estimate of credit losses.

F. ACL on Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, management considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. Therefore, for those securities, the Corporation does not record expected credit losses. Accrued interest receivable on held to maturity debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $37 thousand as of December 31, 2020 and is excluded from the estimate of credit losses.

G. Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized temporary losses, if any, are recognized through a valuation allowance by charges to income.

H. Portfolio Loans and Leases

The Corporation originates construction, Commercial & Industrial, commercial mortgage, residential mortgage, home equity and consumer loans to customers primarily in southeastern Pennsylvania, as well as small-ticket equipment leases to customers nationwide. Although the Corporation has a diversified loan and lease portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the real estate and general economic conditions of the region.

Loans and leases that management has the intention and ability to hold for the foreseeable future, or until maturity or pay-off, generally are reported at their outstanding principal balance adjusted for charge-offs, the allowance for credit losses on loans and leases and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance.

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

Purchased loans and leases which have experienced more than insignificant credit deterioration since origination, purchased credit deteriorated (“PCD”) loans and leases, are recorded at the amount paid. An ACL is determined using the same methodology as other portfolio loans and leases. The initial ACL determined on a collective basis is allocated to individual loans. The loan’s purchase price is grossed-up by adding the allocated ACL to arrive at its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan or lease is a noncredit discount or premium, which is amortized into interest income over the life of the loan or lease. Subsequent changes to the ACL associated with PCD loans or leases are recorded through provision expense.

I. ACL on Loans and Leases

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

The provision for credit losses recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors not captured in the historical loss experience. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries. For further information on the ACL on loans and leases, see Note 5 - Loans and Leases in the accompanying Notes to Consolidated Financial Statements.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics; and second, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases, which generally include nonaccrual loans and leases, TDRs, and PCD loans. The asset-specific ACL is based on the amount of expected credit losses calculated on those loans and leases and amounts determined to be uncollectible are charged off. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, they are individually evaluated for expected credit loss. For loans and leases that are not collateral-dependent, management measures expected credit loss as the difference between the amortized cost basis of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. For collateral-dependent loans and leases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include 1) a discounted cash flow (“DCF”) methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and 2) a weighted average remaining maturity (“WARM”) methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s own loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the current expected credit loss (“CECL”) model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of December 31, 2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of December 31, 2020 included Commercial & Industrial loans and leases.

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

Residential mortgages secured by first liens: The Bank originates one-to-four family residential mortgage loans primarily within Pennsylvania, Delaware and Southern and Central New Jersey. These loans are secured by first liens on a primary residence or investment property. The risks associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as major medical expenses, catastrophic events, divorce or death. Residential mortgage loans that have adjustable rates could expose the borrower to higher payments in a rising interest rate environment. Real estate values could decrease and cause the value of the underlying property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Residential mortgages secured by junior liens: The Bank originates loans secured by junior liens against one to four family properties primarily within Pennsylvania, Delaware and Southern and Central New Jersey. Loans secured by junior liens are primarily in the form of an amortizing home equity loan. These loans are subordinate to a first mortgage which may be from another lending institution. The risks associated with loans secured by junior liens typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death. Real estate values could decrease and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Construction: The Bank originates construction loans to finance land development preparatory to erecting new structures or the on-site construction of industrial, commercial, or residential buildings. Construction loans include not only construction of new structures, but also additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The risks are typically specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions.

Commercial & Industrial: The Bank originates lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held. Commercial & Industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The risks are typically specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions. The ability of the Bank to foreclose and realize sufficient value from business assets securing these loans is often uncertain. To mitigate the risk characteristics of Commercial & Industrial loans, commercial real estate may be included as a secondary source of collateral. The Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

Accrued interest receivable on loans and leases, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $12.1 million as of December 31, 2020 and is excluded from the estimate of credit losses due to our charge-off policy to reverse accrued interest in a timely manner on loans and leases that are 90-days past due and deemed nonperforming. However, the Corporation continued to accrue interest on loans and leases for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic. Deferrals under the Corporation's modification program may be for durations which exceed the Corporation’s 90-day write-off policy for accrued interest. Therefore, these interest deferrals do not qualify for the Corporation’s election to not recognize a credit loss allowance for credit losses on accrued interest receivable. Accordingly, as of December 31, 2020, the Corporation has estimated credit losses for COVID-19 interest deferrals of $64 thousand, which is included as a reduction to Accrued interest receivable on the Consolidated Balance Sheet and Provision for credit losses on the Consolidated Income Statement.

Prior to January 1, 2020

As further described in Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K , on January 1, 2020, the Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology.

Prior to the adoption of ASC 326 on January 1, 2020, the ACL on loans and leases was maintained at a level that the Corporation believed was sufficient to absorb estimated potential credit losses. Management’s determination of the adequacy of the ACL on loans and leases was based on guidance provided in ASC 450 – Contingencies and ASC 310 - Receivables, and involved the periodic evaluations of the loan and lease portfolio and other relevant factors. However, this evaluation was inherently subjective as it required significant estimates by management. Consideration was given to a variety of factors in establishing these estimates. Quantitative factors in the form of historical net charge-off rates by portfolio segment were considered. In connection with these quantitative factors, management established what it deems to be an adequate look-back period (“LBP”) for the charge-off history. As of December 31, 2019, management utilized a five-year LBP, which it believes adequately captures the trends in charge-offs. In addition, management developed an estimate of a loss emergence period (“LEP”) for each segment of the loan portfolio based on analyses of actual charge-offs tracked back in time to the triggering event for the eventual loss. The LEP estimates the time between the occurrence of a loss event for a borrower and an actual charge-off of a loan. In addition, various qualitative factors were considered, including the specific terms and conditions of loans, changes in underwriting standards, delinquency statistics, industry concentrations and overall exposure of a single customer. In addition, consideration was given to the adequacy of collateral, the dependence on collateral, and the results of internal loan reviews, including a borrower’s financial strengths, their expected cash flows, and their access to additional funds.

As part of the process of calculating the ACL on loans and leases for the different segments of the loan and lease portfolio, management considered certain credit quality indicators, including risk grades assigned to each loan and the performance/non-performance status of a loan.

Prior to January 1, 2020, a loan or lease was considered impaired when, based on current information, it was probable that management would be unable to collect the contractually scheduled payments of principal or interest. When assessing impairment, management considered various factors, which included payment status, realizable value of collateral and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For loans that indicated possible signs of impairment, which in most cases is based on the performance/non-performance status of the loan, an impairment analysis was conducted based on guidance provided by ASC 310-10. Impairment was measured by (i) the fair value of the collateral, if the loan was collateral-dependent, (ii) the present value of expected future cash flows discounted at the loan’s contractual effective interest rate, or (iii), less frequently, the loan’s obtainable market price.

In addition to originating loans, the Corporation occasionally acquired loans through mergers or loan purchase transactions. Some of these acquired loans exhibited deteriorated credit quality that has occurred since origination and, as such, management did not expect to collect all contractual payments. Prior to January 1, 2020, accounting for these purchased credit-impaired (“PCI”) loans was done in accordance with ASC 310-30. The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans was based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral-dependent, with the timing of the sale of loan collateral indeterminate, remained on nonaccrual status and had no accretable yield. On a regular basis, at least quarterly, PCI loans were assessed to determine if there had been any improvement or deterioration of the expected cash flows. If there had been improvement, an adjustment was made to increase the recognition of interest on the PCI loan, as the estimate of expected loss on the loan was reduced. Conversely, if there was deterioration in the expected cash flows of a PCI loan, a provision was recorded in connection with the loan.

J. ACL on Off-Balance Sheet (“OBS”) Credit Exposures

Management estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The ACL on OBS credit exposure, included within Other Liabilities on the Consolidated Balance Sheet, is adjusted as a provision for credit loss expense included within Provision for credit losses on the Consolidated Statement of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Management estimates the amount of expected losses, for exposures that are not unconditionally cancellable by the bank, by first calculating a commitment usage factor over the contractual period. Management then applies the loss factors for the applicable portfolio segment as determined in the ACL on loans and leases methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments. No credit loss estimate is reported for OBS credit exposures that are unconditionally cancellable by the Bank.

The ACL on OBS credit exposure as of December 31, 2020 was $2.9 million. For the year ended December 31, 2020 the Corporation recorded a provision for credit losses on OBS credit exposures of $1.7 million.

K. Troubled Debt Restructurings (“TDRs")

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

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), loans to borrowers experiencing financial difficulty related to the COVID-19 pandemic which were granted modifications after March 1, 2020 and which were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above delinquency criteria (e.g., not more than 30 days past due as of December 31, 2019), the Corporation applies the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were less than 30 days past due as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are also exempt from TDR classification. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. As of December 31, 2020, 66 consumer loans and leases in the amount of $7.3 million and 37 commercial loans in the amount of

$67.7 million are within a deferral period under the Bank's COVID-19 modification programs, the total comprising 2.1% of the Bank’s portfolio loans and leases.

L. Other Real Estate Owned (“OREO”)

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

M. Other Investments and Equity Stocks Without a Readily Determinable Fair Value

Other investments include Community Reinvestment Act (“CRA”) investments and equity stocks without a readily determinable fair value. The Corporation’s investments in equity stocks include those issued by the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Federal Reserve Bank of Philadelphia (“FRB”) and Atlantic Central Bankers Bank. The Corporation is required to hold FHLB stock as a condition of its borrowing funds from the FHLB. As of December 31, 2020, the carrying value of the Corporation’s FHLB stock was $12.7 million. In addition, the Corporation is required to hold FRB stock based on the Corporation’s capital. As of December 31, 2020, the carrying value of the Corporation’s FRB stock was $12.5 million. Ownership of FHLB and FRB stock is restricted and there is no market for these securities. For further information on the FHLB stock, see Note 11, “Short-Term Borrowings and Long-Term FHLB Advances,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

N. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets. Depreciation of leasehold improvements is calculated using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Whenever events or changes in circumstances dictate, the Corporation tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying amount of the long-lived asset or asset group. In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred.

For cloud computing arrangements in a service contract, the Corporation capitalizes costs for implementation activities in the application development stage depending on the nature of the costs. The costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The costs capitalized are expensed over the term of the hosting arrangement, which is the fixed, noncancelable term of the arrangement, plus any reasonably certain renewal periods. The capitalized implementation costs and amortization expense related to these costs are included in Other assets and Other operating expenses in the Consolidated Balance Sheets and Consolidated Statements of Income, respectively. As of December 31, 2020 and 2019, the Corporation had $6.9 million and $2.9 million of capitalized software implementation costs for cloud computing arrangements in a service contract. Amortization expense related to these capitalized implementation costs for the years ended December 31, 2020 and 2019 amounted to $618 thousand and $280 thousand, respectively.

O. Operating Leases

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

P. Pension and Postretirement Benefit Plan

As of December 31, 2020, the Corporation had two non-qualified defined-benefit supplemental executive retirement plans and a postretirement benefit plan as discussed in Note 16, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Net pension expense related to the defined-benefit consists of service cost, interest cost, return on plan assets, amortization of prior service cost, amortization of transition obligations and amortization of net actuarial gains and losses. As it relates to the costs associated with the post-retirement benefit plan, the costs are recognized as they are incurred.

Q. Bank Owned Life Insurance (“BOLI”)

BOLI is recorded at its cash surrender value. Income from BOLI is tax-exempt and included as a component of noninterest income.

R. Derivative Financial Instruments

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

S. Accounting for Stock-Based Compensation

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

T. Earnings per Common Share

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

U. Income Taxes

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

V. Revenue Recognition

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

W. Mortgage Servicing

A portion of the residential mortgage loans originated by the Corporation is sold to third parties; however, the Corporation may retain the servicing rights related to these loans. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received in return for these services. Gains on the sale of these loans are based on the specific identification method.

An intangible asset, referred to as mortgage servicing rights (“MSRs") is recognized when a loan’s servicing rights are retained upon sale of a loan. MSRs are initially recorded at fair value based on a third-party valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Subsequent to the initial valuation, MSRs amortize to noninterest expense in proportion to, and over the period of, the estimated future net servicing life of the underlying loans.

MSRs are evaluated quarterly for impairment based upon the fair value of the rights as compared to their carrying amount. Impairment is determined by stratifying the MSRs by predominant characteristics, such as interest rate and terms. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If management later determines that all of a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within Other operating expenses on the Consolidated Statement of Income. The fair value of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

X. Goodwill and Intangible Assets

The Corporation accounts for goodwill and intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible assets impairment testing annually, as of October 31, or when events occur or circumstances change that would more likely than not reduce the fair value of the acquisition or investment. Goodwill impairment is tested on a reporting unit level. The Corporation currently has three reporting units: Banking, Wealth Management and Insurance. As of December 31, 2020, the Insurance reporting unit did not meet the quantitative thresholds for separate disclosure as an operating segment, and is therefore reported as a component of the Wealth Management segment, based on its internal reporting structure. While the Insurance reporting unit did not meet the threshold for reporting as a separate operating segment for goodwill testing, the Insurance segment was tested for impairment. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

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

Note 2 - Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation during the year ended December 31, 2020, and those which are not yet effective as of December 31, 2020 and have been evaluated or are currently being evaluated by management.

Adopted Pronouncements in 2020:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

On January 1, 2020, the Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology. This standard eliminates the Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses line items and establishes the Provision for Credit Losses (“PCL”) and ACL line items.

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

Pronouncements Not Effective as of December 31, 2020:

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

FASB ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

Issued in March 2020, ASU No. 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying held-to-maturity securities. The expedients and exceptions provided by the amendments are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Corporation will apply the guidance to any contracts modifications made due to reference rate reform.

Note 3 - Business Combinations

Domenick & Associates (“Domenick”)

The Bank’s subsidiary, BMT Insurance Advisors, Inc., completed the acquisition of Domenick, a full-service insurance agency established in 1993 and headquartered in the Old City section of Philadelphia, on May 1, 2018. The consideration paid was $1.5 million, of which $750 thousand was paid at closing, $225 thousand was paid during the third quarter of 2019, $175 thousand was paid during the second quarter of 2020 and one contingent cash payment, not to exceed $250 thousand, will be payable in 2021, subject to the attainment of certain targets during the year.

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

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Advertising	$—	$—	$61
Employee Benefits	—	—	271
Occupancy and bank premises	—	—	2,145
Furniture, fixtures, and equipment	—	—	365
Data processing	—	—	421
Professional fees	—	—	1,450
Salaries and wages	—	—	852
Other	—	—	2,196
Total due diligence, merger-related and merger integration expenses	$—	$—	$7,761

Note 4 - Investment Securities

The amortized cost and fair value of investments, which were classified as available for sale, are as follows:

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,095	$5	$—	$500,100
Obligations of the U.S. government and agencies	92,449	868	(219)	93,098
Obligations of state and political subdivisions	2,149	22	—	2,171
Mortgage-backed securities	441,575	12,739	(457)	453,857
Collateralized mortgage obligations	18,680	583	—	19,263
Collateralized loan obligations	94,500	1	(97)	94,404
Corporate bonds	11,000	421	—	11,421
Other investment securities	650	—	—	650
Total	$1,161,098	$14,639	$(773)	$1,174,964

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,066	$35	$—	$500,101
Obligations of the U.S. government and agencies	102,179	193	(352)	102,020
Obligations of state and political subdivisions	5,366	13	—	5,379
Mortgage-backed securities	360,977	5,182	(157)	366,002
Collateralized mortgage obligations	31,796	195	(159)	31,832
Collateralized loan obligations	—	—	—	—
Corporate bonds	—	—	—	—
Other investment securities	650	—	—	650
Total	$1,001,034	$5,618	$(668)	$1,005,984

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2020 and December 31, 2019 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$19,777	$(219)	$—	$—	$19,777	$(219)
Mortgage-backed securities	79,990	(457)	—	—	79,990	(457)
Collateralized loan obligations	31,903	(97)	—	—	31,903	(97)
Total	$131,670	$(773)	$—	$—	$131,670	$(773)

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$48,497	$(315)	$7,966	$(37)	$56,463	$(352)
Mortgage-backed securities	33,783	(119)	5,977	(38)	39,760	(157)
Collateralized mortgage obligations	6,978	(67)	10,861	(92)	17,839	(159)
Total	$89,258	$(501)	$24,804	$(167)	$114,062	$(668)

As of December 31, 2020, the Corporation’s available for sale investment securities consisted of 431 securities, 37 of which were in an unrealized loss position.

As of December 31, 2020, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of December 31, 2020, approximately 90.8% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of December 31, 2020.

As of December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

As of December 31, 2020 and December 31, 2019, securities having a fair value of $282.3 million and $156.4 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the FRB discount window program, FHLB borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans and securities as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of December 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$502,465	$502,489	$504,851	$504,890
Due after one year through five years	18,679	19,167	38,710	38,623
Due after five years through ten years	77,433	77,681	53,598	53,457
Due after ten years	102,266	102,507	11,102	11,180
Subtotal	700,843	701,844	608,261	608,150
Mortgage-related securities(1)	460,255	473,120	392,773	397,834
Total	$1,161,098	$1,174,964	$1,001,034	$1,005,984

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

The Corporation did not have any sales of available for sale investment securities for the years ended December 31, 2020 or 2019. Proceeds from the sale of available for sale investment securities totaled and $7 thousand for the year ended December 31, 2018. Net gain on sale of available for sale investment securities totaled $7 thousand for the year ended December 31, 2018.

The amortized cost and fair value of investment securities held to maturity as of December 31, 2020 and December 31, 2019 are as follows:

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,759	$451	$(24)	$15,186

As of December 31, 2019

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,577	$104	$(20)	$12,661

The following tables present the aggregate amount of gross unrealized losses as of December 31, 2020 and December 31, 2019 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,224	$(24)	$—	$—	$4,224	$(24)

As of December 31, 2019

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,159	$(20)	$—	$—	$3,159	$(20)

The amortized cost and fair value of held to maturity investment securities as of December 31, 2020 and December 31, 2019, by contractual maturity, are shown below:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$14,759	$15,186	$12,577	$12,661

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

As of December 31, 2020 and December 31, 2019, the Corporation’s investment securities held in trading accounts totaled $8.6 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 5 - Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

As further described in Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Corporation adopted ASC 326 using the modified retrospective approach method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

A. The following table details the amortized cost of loans and leases as of the dates indicated:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$6,000	$—	$6,000	$4,249	$—	$4,249
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,330,947	104,628	1,435,575	1,161,815	175,352	1,337,167
Commercial real estate (CRE) - owner-occupied	544,782	33,727	578,509	479,466	48,141	527,607
Home equity lines of credit	157,385	11,952	169,337	209,239	15,023	224,262
Residential mortgage - 1st liens	540,307	81,062	621,369	604,884	101,806	706,690
Residential mortgage - junior liens	22,375	1,420	23,795	34,903	1,940	36,843
Construction	153,131	8,177	161,308	193,307	8,891	202,198
Total real estate loans	2,748,927	240,966	2,989,893	2,683,614	351,153	3,034,767
Commercial & Industrial	442,283	4,155	446,438	425,322	6,905	432,227
Consumer	39,603	80	39,683	54,913	2,328	57,241
Leases	149,914	2,483	152,397	156,967	8,111	165,078
Total portfolio loans and leases	3,380,727	247,684	3,628,411	3,320,816	368,497	3,689,313
Total loans and leases	$3,386,727	$247,684	$3,634,411	$3,325,065	$368,497	$3,693,562
Loans with fixed rates	$1,198,908	$134,084	$1,332,992	$1,251,762	$216,269	$1,468,031
Loans with adjustable or floating rates	2,187,819	113,600	2,301,419	2,073,303	152,228	2,225,531
Total loans and leases	$3,386,727	$247,684	$3,634,411	$3,325,065	$368,497	$3,693,562
Net deferred loan origination fees (costs) included in the above loan table	$673	$—	$673	$(193)	$—	$(193)
B. The following table details the components of net investment in leases:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$164,556	$2,583	$167,139	$174,385	$8,753	$183,138
Unearned lease income	(20,746)	(138)	(20,884)	(23,641)	(813)	(24,454)
Initial direct costs and deferred fees	6,104	38	6,142	6,223	171	6,394
Total Leases	$149,914	$2,483	$152,397	$156,967	$8,111	$165,078

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$57	$—	$57	$199	$—	$199
CRE - owner-occupied	823	836	1,659	1,523	2,636	4,159
Home equity lines of credit	515	214	729	636	—	636
Residential mortgage - 1st liens	26	73	99	630	1,817	2,447
Residential mortgage - junior liens	50	35	85	83	—	83
Construction	—	—	—	—	—	—
Commercial & Industrial	1,657	118	1,775	1,799	381	2,180
Consumer	30	—	30	19	42	61
Leases	791	81	872	747	136	883
Total non-performing loans and leases	$3,949	$1,357	$5,306	$5,636	$5,012	$10,648

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,435,518	$1,435,518	$57	$1,435,575
CRE - owner-occupied	1,907	416	—	2,323	574,527	576,850	1,659	578,509
Home equity lines of credit	87	—	—	87	168,521	168,608	729	169,337
Residential mortgage - 1st liens	6,020	217	—	6,237	615,033	621,270	99	621,369
Residential mortgage - junior liens	88	58	—	146	23,564	23,710	85	23,795
Construction	—	—	—	—	161,308	161,308	—	161,308
Commercial & Industrial	—	—	—	—	444,663	444,663	1,775	446,438
Consumer	32	16	—	48	39,605	39,653	30	39,683
Leases	1,196	810	—	2,006	149,519	151,525	872	152,397
Total portfolio loans and leases	$9,330	$1,517	$—	$10,847	$3,612,258	$3,623,105	$5,306	$3,628,411

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,336,784	$1,336,968	$199	$1,337,167
CRE - owner-occupied	2,462	—	—	2,462	520,986	523,448	4,159	527,607
Home equity lines of credit	354	365	—	719	222,907	223,626	636	224,262
Residential mortgage - 1st liens	1,639	388	—	2,027	702,216	704,243	2,447	706,690
Residential mortgage - junior liens	116	—	—	116	36,644	36,760	83	36,843
Construction	—	—	—	—	202,198	202,198	—	202,198
Commercial & Industrial	—	—	—	—	430,047	430,047	2,180	432,227
Consumer	98	140	—	238	56,942	57,180	61	57,241
Leases	857	594	—	1,451	162,744	164,195	883	165,078
Total portfolio loans and leases	$5,710	$1,487	$—	$7,197	$3,671,468	$3,678,665	$10,648	$3,689,313

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,330,890	$1,330,890	$57	$1,330,947
CRE - owner-occupied	1,907	416	—	2,323	541,636	543,959	823	544,782
Home equity lines of credit	87	—	—	87	156,783	156,870	515	157,385
Residential mortgage - 1st liens	4,109	217	—	4,326	535,955	540,281	26	540,307
Residential mortgage - junior liens	84	56	—	140	22,185	22,325	50	22,375
Construction	—	—	—	—	153,131	153,131	—	153,131
Commercial & Industrial	—	—	—	—	440,626	440,626	1,657	442,283
Consumer	32	16	—	48	39,525	39,573	30	39,603
Leases	1,196	735	—	1,931	147,192	149,123	791	149,914
Total portfolio loans and leases	$7,415	$1,440	$—	$8,855	$3,367,923	$3,376,778	$3,949	$3,380,727

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$184	$—	$—	$184	$1,161,432	$1,161,616	$199	$1,161,815
CRE - owner-occupied	2,462	—	—	2,462	475,481	477,943	1,523	479,466
Home equity lines of credit	254	365	—	619	207,984	208,603	636	209,239
Residential mortgage - 1st liens	890	102	—	992	603,262	604,254	630	604,884
Residential mortgage - junior liens	116	—	—	116	34,704	34,820	83	34,903
Construction	—	—	—	—	193,307	193,307	—	193,307
Commercial & Industrial	—	—	—	—	423,523	423,523	1,799	425,322
Consumer	18	88	—	106	54,788	54,894	19	54,913
Leases	781	566	—	1,347	154,873	156,220	747	156,967
Total portfolio loans and leases	$4,705	$1,121	$—	$5,826	$3,309,354	$3,315,180	$5,636	$3,320,816

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$104,628	$104,628	$—	$104,628
CRE - owner-occupied	—	—	—	—	32,891	32,891	836	33,727
Home equity lines of credit	—	—	—	—	11,738	11,738	214	11,952
Residential mortgage - 1st liens	1,911	—	—	1,911	79,078	80,989	73	81,062
Residential mortgage - junior liens	4	2	—	6	1,379	1,385	35	1,420
Construction	—	—	—	—	8,177	8,177	—	8,177
Commercial & Industrial	—	—	—	—	4,037	4,037	118	4,155
Consumer	—	—	—	—	80	80	—	80
Leases	—	75	—	75	2,327	2,402	81	2,483
Total portfolio loans and leases	$1,915	$77	$—	$1,992	$244,335	$246,327	$1,357	$247,684

	Accruing Loans and Leases
As of December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$175,352	$175,352	$—	$175,352
CRE - owner-occupied	—	—	—	—	45,505	45,505	2,636	48,141
Home equity lines of credit	100	—	—	100	14,923	15,023	—	15,023
Residential mortgage - 1st liens	749	286	—	1,035	98,954	99,989	1,817	101,806
Residential mortgage - junior liens	—	—	—	—	1,940	1,940	—	1,940
Construction	—	—	—	—	8,891	8,891	—	8,891
Commercial & Industrial	—	—	—	—	6,524	6,524	381	6,905
Consumer	80	52	—	132	2,154	2,286	42	2,328
Leases	76	28	—	104	7,871	7,975	136	8,111
Total portfolio loans and leases	$1,005	$366	$—	$1,371	$362,114	$363,485	$5,012	$368,497

E. Allowance for Credit Losses (“ACL”) on Loans and Leases

As further described in Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Corporation adopted ASU 2016-13 (Topic 326 - Credit Losses) on January 1, 2020, which changed the way we estimate credit losses for loans and leases beginning after January 1, 2020.

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

The provision for credit loss recorded through earnings is the amount necessary to maintain the ACL on loans and leases at the amount of expected credit losses within the loans and leases portfolio. The amount of expense and the corresponding level of ACL on loans and leases are based on management’s evaluation of the collectability of the loan and lease portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. The ACL on loans and leases, as reported in our Consolidated Statements of Financial Condition, is adjusted by an expense for credit losses, which is recognized in earnings, and reduced by the charge-off of loan and lease amounts, net of recoveries.

Management employs a disciplined process and methodology to establish the ACL on loans and leases that has two basic components: first, a collective (pooled) component for estimated expected credit losses for pools of loans and leases that share similar risk characteristics; and second, an asset-specific component involving individual loans and leases that do not share risk characteristics with other loans and leases and the measurement of expected credit losses for such individual loans.

Based upon this methodology, management establishes an asset-specific ACL on loans and leases that do not share risk characteristics with other loans and leases, which generally include nonaccrual loans and leases, TDRs, and PCD loans. The asset-specific ACL is based on the amount of expected credit losses calculated on those loans and leases and amounts determined to be uncollectible are charged off. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan or lease does not share risk characteristics with other loans or leases, they are individually evaluated for expected credit loss. For loans and leases that are not collateral-dependent, management measures expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. For collateral-dependent loans, expected credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the ACL on loans and leases. Loans and leases designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the ACL on loans and leases that share common risk characteristics, loans and leases are segregated into portfolio segments based on federal call report codes which classify loans and leases based on the primary collateral supporting the loan and lease. Methods utilized by management to estimate expected credit losses include 1) a DCF methodology that discounts instrument-level contractual cash flows, adjusted for prepayments and curtailments, incorporating loss expectations, and 2) a WARM methodology which contemplates expected losses at a pool-level, utilizing historic loss information.

Under both methodologies, management estimates the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. After the end of the reasonable and supportable forecast period, the loss rates revert to the long-term mean loss rate, or in the case of an input-driven predictive method, the long-term mean of the input, using a reversion period where applicable. Historical credit loss experience, including examination of loss experience at representative peer institutions when the Corporation’s own loss history does not result in estimations that are meaningful to users of the Corporation’s Consolidated Financial Statements, provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the CECL model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to projections of future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of December 31,

2020 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of December 31, 2020 included Commercial & Industrial loans and leases.

As of December 31, 2020, management's current and forecasted economic outlook, which is central to the calculation of the ACL, improved since the first quarter of 2020, when the impact of COVID-19 was initially incorporated into management's current and forecasted economic outlook. Pennsylvania unemployment, which is used as the primary driver for forecasting future loss rates, has continued to improve during 2020 and is projected to continue on that path for the next four quarters. Following this 4-quarter forecast, the Pennsylvania unemployment rate will revert, immediately, to its long-term average.

In addition to these assumptions, management applied additional qualitative factors related to the negative impact of the pandemic on certain segments of the portfolio. These segments included the retail and hospitality sub-segments of the non-owner-occupied CRE segment. The hospitality sub-segment was particularly hard-hit by the sharp drop in travel for both business and leisure, while the retail sub-segment suffered a significant loss of revenue due to lockdowns as well as shoppers' behavioral changes which favored online shopping as opposed to traditional brick-and-mortar purchases. These factors suggested a heightened probability of default for this type of borrower and was incorporated into the CECL model.

The following table presents the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases under the CECL methodology, as of or for the year ended December 31, 2020, by portfolio segment:

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
ACL on loans and leases:
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326(1)	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	(244)	(2,476)	(114)	(1,298)	—	—	(3,773)	(1,180)	(5,536)	(14,621)
Recoveries collected	12	365	4	165	—	4	244	138	1,691	2,623
PCL on loans and leases	12,121	6,252	448	4,006	(35)	1,832	7,940	789	6,546	39,899
Balance, December 31, 2020	$19,382	$6,982	$1,406	$7,782	$382	$2,707	$8,087	$325	$6,656	$53,709
Period-end ACL on loans and leases allocated to:
Individually evaluated for credit losses	—	—	—	54	167	—	—	33	955	1,209
Collectively evaluated for credit losses	19,382	6,982	1,406	7,728	215	2,707	8,087	292	5,701	52,500
Portfolio loan and lease balances:
Individually evaluated for credit losses	1,866	1,994	729	1,466	1,945	1,291	1,925	52	1,083	12,351
Collectively evaluated for credit losses	1,433,336	576,515	168,608	619,758	21,850	160,017	444,513	39,631	151,314	3,615,542
PCD loans	373	—	—	145	—	—	—	—	—	518
Portfolio loans and leases	$1,435,575	$578,509	$169,337	$621,369	$23,795	$161,308	$446,438	$39,683	$152,397	$3,628,411

(1) The Corporation adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” on January 1, 2020. See Note 2, "Recent Accounting Pronouncements" in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The following table presents the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases under the incurred loss methodology, as of or for the year ended December 31, 2019, by portfolio segment:

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2018	$5,856	$2,454	$1,140	$2,561	$364	$1,715	$3,166	$303	$1,867	$19,426
Loans and leases charged-off	(1,515)	(872)	(347)	(1,064)	(56)	—	(351)	(744)	(2,565)	(7,514)
Recoveries collected	1,081	2	106	26	4	4	138	110	714	2,185
PCL on loans and leases	2,538	1,241	215	978	26	(489)	882	769	2,345	8,505
Balance, December 31, 2019	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Period-end ACL on loans and leases allocated to:
Individually evaluated for impairment	—	—	—	190	206	—		22	64	482
Collectively evaluated for impairment	7,961	2,825	1,114	2,310	132	1,230	3,835	416	2,297	22,120
Portfolio loan and lease balances:
Individually evaluated for impairment	383	4,160	636	4,711	2,319	—	2,335	85	1,090	15,719
Collectively evaluated for impairment	1,329,700	523,447	223,104	701,688	34,524	202,198	429,892	57,156	163,988	3,665,697
PCI loans	7,084	—	522	291	—	—	—	—	—	7,897
Portfolio loans and leases	$1,337,167	$527,607	$224,262	$706,690	$36,843	$202,198	$432,227	$57,241	$165,078	$3,689,313

As part of the process of determining the ACL for the different segments of the loan and lease portfolio, management considers certain credit quality indicators in order to assess the need for qualitative adjustments to the loss estimates forecast by the econometric modeling. Periodic reviews of loans are conducted by both in-house staff as well as external loan reviewers. The result of these reviews is reflected in the risk grade assigned to each loan. These internally assigned grades are as follows:

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of December 31, 2020, in accordance with ASC 326:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2020	2019	2018	2017	2016	2015 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$300,611	$419,504	$148,685	$107,202	$97,429	$90,083	$49,290	$—	$1,212,804
	Pass-Watch	2,554	31,536	22,880	3,840	269	15,924	—	—	77,003
	Special Mention	13,287	—	17,243	3,752	5,734	1,157	—	—	41,173
	Substandard	13,048	29,365	12,817	1,425	42,826	5,114	—	—	104,595
	Total	$329,500	$480,405	$201,625	$116,219	$146,258	$112,278	$49,290	$—	$1,435,575
CRE - owner-occupied	Pass	$139,161	$118,159	$109,509	$64,885	$41,164	$42,943	$11,328	$—	$527,149
	Pass-Watch	177	2,348	4,972	7,171	3,437	1,203	—	—	19,308
	Special Mention	4,708	269	3,431	—	—	848	50	—	9,306
	Substandard	3,429	6,303	6,628	668	3,681	1,944	93	—	22,746
	Total	$147,475	$127,079	$124,540	$72,724	$48,282	$46,938	$11,471	$—	$578,509
Home equity lines of credit	Pass	$3,432	$1,350	$—	$710	$276	$1,792	$160,226	$685	$168,471
	Special Mention	38	—	—	—	—	—	99	—	137
	Substandard	—	263	25	100	—	304	37	—	729
	Total	$3,470	$1,613	$25	$810	$276	$2,096	$160,362	$685	$169,337
Residential mortgage - 1st liens	Pass	$114,996	$116,842	$69,266	$62,757	$79,045	$166,519	$1,041	$—	$610,466
	Pass-Watch	—	469	—	—	374	260	—	—	1,103
	Special Mention	—	—	340	—	—	7,388	—	—	7,728
	Substandard	878	78	—	115	927	74	—	—	2,072
	Total	$115,874	$117,389	$69,606	$62,872	$80,346	$174,241	$1,041	$—	$621,369
Residential mortgage - junior liens	Pass	$2,998	$4,218	$3,746	$3,243	$2,189	$7,101	$177	$—	$23,672
	Special Mention	—	—	38	—	—	—	—	—	38
	Substandard	—	—	—	—	—	85	—	—	85
	Total	$2,998	$4,218	$3,784	$3,243	$2,189	$7,186	$177	$—	$23,795
Construction	Pass	$68,261	$53,857	$4,860	$1,983	$—	$4,844	$10,089	$—	$143,894
	Pass-Watch	11,772	—	2,123	—	—	—	—	—	13,895
	Substandard	3,519	—	—	—	—	—	—	—	3,519
	Total	$83,552	$53,857	$6,983	$1,983	$—	$4,844	$10,089	$—	$161,308
Commercial & Industrial	Pass	$121,768	$49,742	$61,056	$9,826	$27,362	$8,663	$87,166	$—	$365,583
	Pass-Watch	27,047	1,009	1,531	9,786	305	—	12,796	—	52,474
	Special Mention	507	7,956	—	208	—	—	1,976	—	10,647
	Substandard	2,759	1,011	8,400	1,417	932	749	2,466	—	17,734
	Total	$152,081	$59,718	$70,987	$21,237	$28,599	$9,412	$104,404	$—	$446,438
Consumer	Pass	$1,307	$3,599	$1,715	$202	$12	$197	$31,990	$—	$39,022
	Substandard	631	18	12	—	—	—	—	—	661
	Total	$1,938	$3,617	$1,727	$202	$12	$197	$31,990	$—	$39,683
Leases	Pass	$51,470	$56,707	$34,159	$7,923	$1,255	$11	$—	$—	$151,525
	Substandard	—	293	459	110	10	—	—	—	872
	Total	$51,470	$57,000	$34,618	$8,033	$1,265	$11	$—	$—	$152,397
Total portfolio loans and leases		$888,358	$904,896	$513,895	$287,323	$307,227	$357,203	$368,824	$685	$3,628,411

(1) Year originated or renewed, whichever is more recent.

As discussed in Section I, "ACL on Loans and Leases," of Note 1, "Summary of Significant Accounting Policies," management currently utilizes the Pennsylvania unemployment rate as a macroeconomic indicator to predict future loss rates based on historic correlations between movements in this rate and observed loss experience. Historically, the Corporation has had relatively nominal levels of adversely-rated loans. As such, a meaningful correlation between these adversely-rated loans and Pennsylvania unemployment rates is not available. As of December 31, 2020, management considered the recent downgrades in the risk ratings of certain subsegments of the CRE - nonowner-occupied loans, in particular, retail and hospitality, and applied a qualitative adjustment to estimate a larger ACL for these loan types.

The following tables detail the carrying value of all portfolio loans and leases by portfolio segment based on the credit quality indicators used to determine the ACL on loans as leases under the incurred loss methodology as of December 31, 2019:

	Credit Risk Profile by Internally Assigned Grade
As of December 31, 2019
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE - nonowner-occupied	$1,293,230	$12,463	$31,474	$—	$1,337,167
CRE - owner-occupied	515,921	2,056	9,630	—	527,607
Home equity lines of credit	222,405	829	1,028	—	224,262
Residential mortgage - 1st liens	702,843	1,039	2,808	—	706,690
Residential mortgage - junior liens	36,760	—	83	—	36,843
Construction	196,231	—	5,967	—	202,198
Commercial & Industrial	418,636	3,535	10,056	—	432,227
Consumer	52,270	—	4,971	—	57,241
Leases	164,195	—	883	—	165,078
Total	$3,602,491	$19,922	$66,900	$—	$3,689,313

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing December 31, 2020, in accordance with ASC 326:

As of December 31, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	1,775	—	—
Consumer	—	30	—
Leases	—	872	—
Total non-performing loans and leases	$4,404	$902	$—

For the year ended December 31, 2020, $122 thousand of interest income was recognized on nonaccrual loans and leases.

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

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss under the CECL methodology, as of December 31, 2020:

As of December 31, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	—	1,775	—
Consumer	—	30	30
Leases	—	872	814
Total collateral-dependent loans and leases	$2,629	$2,677	$844

The following table provides an analysis of the Corporation’s impaired loans as of December 31, 2019 under the incurred loss methodology:

As of December 31, 2019	Recorded Investment(2)	Principal Balance	Related ACL on loans and leases	Average Principal Balance
(dollars in thousands)
Impaired loans with related ACL:
Residential mortgage - 1st liens	$1,387	$1,387	$190	$1,402
Residential mortgage - junior liens	1,765	1,765	206	1,772
Consumer	43	43	22	44
Total	$3,195	$3,195	$418	$3,218
Impaired loans without related ACL(1):
CRE - nonowner-occupied	$383	$383	$—	$393
CRE - owner-occupied	4,159	5,127	—	5,218
Home equity lines of credit	636	636	—	645
Residential mortgage - 1st liens	3,325	3,610	—	3,647
Residential mortgage - junior liens	554	555	—	553
Commercial & Industrial	2,335	2,493	—	2,457
Consumer	42	57	—	45
Total	$11,434	$12,861	$—	$12,958
Grand total	$14,629	$16,056	$418	$16,176

(1) The table above does not include the recorded investment of $1.1 million of impaired leases with a $64 thousand related ACL on loans and leases.

(2) Recorded investment equals principal balance, net of deferred origination costs/fees and loan marks, less partial charge-offs and interest payments on non-performing loans that have been applied to principal.

For the year ended December 31, 2019, $440 thousand of interest income was recognized on impaired loans and leases.

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

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings(1)
(dollars in thousands)	December 31, 2020	December 31, 2019
TDRs included in nonperforming loans and leases	$1,737	$3,018
TDRs in compliance with modified terms	7,046	5,071
Total TDRs	$8,783	$8,089

(1) The Corporation has entered into loan modifications with borrowers in response to the COVID-19 pandemic, which have not been classified as TDRs, and therefore are not included in the above table. For more information on the criteria for classifying loans as TDRs, see Note 1 – Summary of and Significant Accounting Policies to the Consolidated Financial Statements.

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2020:

	For the Year Ended December 31, 2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - nonowner-occupied	2	$1,809	$1,809
CRE - owner-occupied	2	986	986
Construction	1	1,291	1,291
Commercial & Industrial	1	118	118
Leases	4	183	183
Total	10	$4,387	$4,387

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2020:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Term Extension and Interest-Only Period	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - nonowner-occupied	—	—	—	—	—	2
CRE - owner-occupied	2	—	—	—	—	—
Construction	—	—	1	—	—	—
Commercial & Industrial	1	—	—	—	—	—
Leases	—	—	—	—	4	—
Total	3	—	1	—	4	2

The following table presents information regarding loans and leases categorized as TDRs for modifications made during the year ended December 31, 2019:

	For the Year Ended December 31, 2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CRE - nonowner-occupied	1	$184	$184
CRE - owner-occupied	1	1,287	1,287
Residential mortgage - junior lien	3	226	226
Commercial & Industrial	3	1,362	1,362
Leases	4	199	199
Total	12	3,259	3,259

The following table presents information regarding the types of loan and lease modifications made for the year ended December 31, 2019:

	Number of Contracts
	Loan Term Extension	Interest Rate Change and Term Extension	Term Extension and Interest-Only Period	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
CRE - nonowner-occupied	1	—	—	—	—	—
CRE - owner-occupied	1	—	—	—	—	—
Residential mortgage - junior lien	—	3	—	—	—	—
Commercial & Industrial	1	—	—	2	—	—
Leases	—	—	—	—	4	—
Total	3	3	—	2	4	—

During the year ended December 31, 2020, one CRE - owner-occupied loan with a principal balance of $992 thousand, which had been previously modified to troubled debt restructuring, defaulted and was charged off.

Note 6 - Premises and Equipment

A summary of premises and equipment is as follows:

	December 31,
(dollars in thousands)	2020	2019
Land	$10,519	$11,219
Buildings	43,536	45,321
Furniture and equipment	48,127	48,311
Leasehold improvements	23,336	26,951
Construction in progress	1,135	1,389
Less: accumulated depreciation	(69,991)	(68,226)
Total	$56,662	$64,965

Depreciation and amortization expense related to the assets detailed in the above table for the years ended December 31, 2020, 2019, and 2018 amounted to $7.8 million, $7.8 million, and $6.6 million, respectively.

During the fourth quarter of 2020, the Corporation recognized a $2.3 million gain on sale of long-lived assets in connection with the sale of an owned office space building and its land. During the fourth quarter of 2020, the Corporation recognized $801 thousand of disposal expense of leasehold improvements and equipment primarily associated with the early termination of leased office space. The disposal expense was recorded within Occupancy and bank premises expenses on the Consolidated Statement of Income.

The Corporation performs impairment assessments for long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. During the fourth quarter of 2020, the Corporation recognized $150 thousand of impairment losses of leasehold improvements related to a planned branch closure. The recognized loss was recorded within Impairment of long-lived-assets on the Consolidated Statement of Income.

Note 7 - Mortgage Servicing Rights

The following summarizes the Corporation’s activity related to MSRs for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Balance, January 1	$4,450	$5,047	$5,861
Additions	—	—	16
Amortization	(1,225)	(576)	(803)
Impairment	(599)	(21)	(27)
Balance, December 31	$2,626	$4,450	$5,047
Fair value	$2,632	$4,838	$6,277
Residential mortgage loans serviced for others	$370,703	$502,832	$578,788

The following summarizes the Corporation’s activity related to changes in the impairment valuation allowance of MSRs for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Balance, January 1	$(1,808)	$(1,787)	$(1,760)
Impairment	(652)	(70)	(103)
Recovery	53	49	76
Balance, December 31	$(2,407)	$(1,808)	$(1,787)

As of December 31, 2020 and 2019, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

	December 31,
(dollars in thousands)	2020	2019
Fair value amount of MSRs	$2,632	$4,838
Weighted average life (in years)	4.9	6.0
Prepayment speeds (constant prepayment rate)(1)	13.1%	10.5%
Impact on fair value:
10% adverse change	$(141)	$(149)
20% adverse change	$(273)	$(297)
Discount rate	9.56%	9.55%
Impact on fair value:
10% adverse change	$(81)	$(166)
20% adverse change	$(156)	$(321)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At December 31, 2020 and 2019, the fair value of the MSRs was $2.6 million and $4.8 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 8 - Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the years ended December 31, 2020 and 2019:

(dollars in thousands)	Balance December 31, 2019	Additions	Adjustments	Amortization	Balance December 31, 2020	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	$184,012	$—	$—	$—	$184,012
Core deposit intangible	4,598	—	—	(1,110)	3,488	10 years
Customer relationships	11,820	—	—	(1,808)	10,012	5 to 20 years
Non-compete agreements	911	—	—	(189)	722	5 to 10 years
Trade names	1,651	—	—	(460)	1,191	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Total Intangible Assets	$19,131	$—	$—	$(3,567)	$15,564
Grand Total	$203,143	$—	$—	$(3,567)	$199,576

(dollars in thousands)	Balance December 31, 2018	Additions	Adjustments	Amortization	Balance December 31, 2019	Amortization Period
Goodwill – Wealth	$20,412	$—	$—	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	—	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	—	—	6,609	Indefinite
Total Goodwill	$184,012	$—	$—	$—	$184,012
Core deposit intangible	5,906	—	—	(1,308)	4,598	10 years
Customer relationships	13,607	18	—	(1,805)	11,820	5 to 20 years
Non-compete agreements	1,101	—	—	(190)	911	5 to 10 years
Trade names	2,149	—	—	(498)	1,651	3 to 5 years
Domain name	151	—	—	—	151	Indefinite
Favorable lease assets	541	—	(541)	—	—	1 to 16 years
Total Intangible Assets	$23,455	$18	$(541)	$(3,801)	$19,131
Grand total	$207,467	$18	$(541)	$(3,801)	$203,143

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2020 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the two months ended December 31, 2020, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Amortization expense on finite-lived intangible assets was $3.6 million, $3.8 million, and $3.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The estimated aggregate amortization expense related to finite-lived intangible assets for each of the five succeeding fiscal years ending December 31 is:

(dollars in thousands)	Fiscal Year Amount
Fiscal year ending
2021	$3,343
2022	2,988
2023	2,593
2024	2,034
Thereafter	4,455

Note 9 - Other Real Estate Owned

The summary of the change in other real estate owned, which is included as a component of other assets on the Corporation's Consolidated Balance Sheets, is as follows:

	December 31,
(dollars in thousands)	2020	2019
Balance January 1	$—	$417
Additions	386	87
Impairments	—	—
Sales	(386)	(504)
Balance December 31	$—	$—

The Corporation did not have any OREO as of December 31, 2020 and 2019, respectively.

Note 10 - Deposits

A. The following table details the components of deposits:

	As of December 31,
(dollars in thousands)	2020	2019
Interest-bearing demand	$885,802	$944,915
Money market	1,163,620	1,106,478
Savings	282,406	220,450
Retail time deposits	331,527	405,123
Wholesale non-maturity deposits	275,011	177,865
Wholesale time deposits	36,045	89,241
Total interest-bearing deposits	$2,974,411	$2,944,072
Noninterest-bearing deposits	1,401,843	898,173
Total deposits	$4,376,254	$3,842,245

The aggregate amount of deposit and mortgage escrow overdrafts included as loans were $631 thousand and $529 thousand as of December 31, 2020 and 2019, respectively.

The aggregate amount of time deposits in denominations over $250 thousand were $66.8 million and $130.1 million as of December 31, 2020 and 2019, respectively.

B. The following tables detail the maturities of retail time deposits:

	As of December 31, 2020
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2021	$113,606	$155,824
2022	18,555	22,742
2023	3,974	2,996
2024	3,062	2,811
2025 and thereafter	3,634	4,323
Total	$142,831	$188,696

C. The following tables detail the maturities of wholesale time deposits:

	As of December 31, 2020
(dollars in thousands)	Less than $100	$100 or more
Maturing during:
2021	$99	$394
2022	—	5,636
2023	—	29,916
Total	$99	$35,946

Note 11 - Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings
The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less, and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

	As of December 31,
(dollars in thousands)	2020	2019
Repurchase agreements(1) – commercial customers	$38,836	$10,819
Short-term FHLB advances	33,325	482,400
Total short-term borrowings	$72,161	$493,219

(1) Overnight repurchase agreements with no expiration date.

The following table sets forth information concerning short-term borrowings:

	As of or For the Year Ended December 31,
(dollars in thousands)	2020	2019
Balance at period-end	$72,161	$493,219
Maximum amount outstanding at any month end	$174,431	$493,219
Average balance outstanding during the period	$83,733	$129,545
Weighted-average interest rate:
As of the period-end	0.26%	1.82%
Paid during the period	0.84%	2.07%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

The following table presents the remaining periods until maturity of long-term FHLB advances (original maturities exceeding one year):

	As of December 31,
(dollars in thousands)	2020	2019
Within one year	$39,906	$12,363
Over one year through five years	—	39,906
Total	$39,906	$52,269

The following table presents rate and maturity information on long-term FHLB advances:

(dollars in thousands)	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at December 31,
Description	From	To		From	To	2020	2019
Bullet maturity – fixed rate	8/24/2021	11/12/2021	1.68%	1.40%	1.85%	$39,906	$52,269

(1) Maturity range, weighted average rate and coupon rate range refers to December 31, 2020 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $12.7 million at July 12, 1905, and $23.7 million at July 11, 1905. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.77 billion as of July 12, 1905 of which the unused capacity was $1.70 billion. In addition, there were $74.0 million in the overnight federal funds line available and $127.7 million of Federal Reserve Discount Window capacity.

Note 12 – Subordinated Notes

On December 13, 2017, BMBC completed the issuance of $70.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2027 (the "2027 Notes") in an underwritten public offering. On August 6, 2015, BMBC completed the issuance of $30.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2025 (the "2025 Notes") in a private placement transaction to institutional accredited investors. The subordinated notes qualify as Tier 2 capital for regulatory capital purposes, subject to applicable limitations.

The following tables detail the subordinated notes, including debt issuance costs, as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,133	4.25%	$69,009	4.25%
Subordinated notes – due 2025	29,750	3.29%	29,696	4.75%
Total subordinated notes	$98,883		$98,705

(1) The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2) The 2025 Notes were bearing interest at an annual fixed rate of 4.75% from the date of issuance until and including August 14, 2020, and thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 13 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s consolidated financial statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and BMBC assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million. The junior subordinated debentures incur interest at a coupon rate of 2.37% as of December 31, 2020. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

The rights of holders of common securities of the Trusts are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities. The capital and common securities of the Trusts are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each. Unless earlier dissolved, the Trusts will dissolve on December 15, 2034. The junior subordinated debentures are the sole assets of Trusts, mature on December 15, 2034, and may be called at par by BMBC any time. The Corporation records its investments in the Trusts’ common securities of $387 thousand each as investments in unconsolidated entities and records dividend income upon declaration by Trust I and Trust II.

Note 14 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of December 31, 2020, the Corporation’s leases have remaining lease terms ranging from three months to twenty-one years, three months, including extension options that the Corporation is reasonably certain will be exercised.

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

The following table details the Corporation’s ROU assets and related lease liabilities as of December 31, 2020 and 2019:

	As of December 31,
(dollars in thousands)	2020	2019
Operating lease right-of-use assets	$34,601	$40,961
Operating lease liabilities	40,284	45,258

The components of lease expense were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Operating lease expense	$4,773	$5,295
Short term lease expense	59	59
Variable lease expense	1,295	1,795
Sublease income	(36)	(32)
Total lease expense	$6,091	$7,117

The Corporation performs impairment assessments for ROU assets when events or changes in circumstances indicate that their carrying values may not be recoverable. In addition to the lease costs disclosed in the table above, during the fourth quarter of 2020, the Corporation recognized a $1.5 million impairment loss for an ROU asset related to a planned branch closure. The recognized loss was recorded within Impairment of long-lived-assets on the Consolidated Statement of Income.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,705	$5,174
ROU assets obtained in exchange for lease liabilities	—	44,609
Reductions to ROU assets resulting from reductions to lease obligations	(1,818)	—

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of December 31, 2020 are as follows:

(dollars in thousands)	December 31, 2020
2021	$4,176
2022	3,924
2023	3,771
2024	3,793
2025	3,859
2026 and thereafter	32,548
Total lease payments	52,071
Less: imputed interest	11,787
Present value of operating lease liabilities	$40,284

As of December 31, 2020, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 13.93 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2020 is 3.59%.

As of December 31, 2020, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2020, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of December 31, 2020, there were no fair value adjustments related to credit quality.

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

The following tables detail the derivative instruments as of December 31, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
As of December 31, 2020:
Customer derivatives – interest rate swaps	$1,102,753	$113,848	$1,102,753	$113,848
FX Forwards	9,146	52	9,856	70
RPAs sold	—	—	33,111	30
RPAs purchased	55,415	342	—	—
Total derivatives	$1,167,314	$114,242	$1,145,720	$113,948

As of December 31, 2019:
Customer derivatives – interest rate swaps	$790,209	$47,627	$790,209	$47,627
FX Forwards	—	—	—	—
RPAs sold	—	—	4,232	16
RPAs purchased	20,249	90	—	—
Total derivatives	$810,458	$47,717	$794,441	$47,643

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at December 31, 2020 and December 31, 2019 was $124.8 million and $63.8 million, respectively. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $113.2 million and $46.7 million as of December 31, 2020 and December 31, 2019, respectively.

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

 B. Actuarial Assumptions used to determine benefit obligations as of December 31 of the years indicated:

	SERP I and SERP II		PRBP
	2020	2019	2020	2019
Discount rate	2.00%	2.80%	0.95%	2.20%
Rate of increase for future compensation	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A

C. Changes in Benefit Obligations and Plan Assets:

	SERP I & SERP II		PRBP
(dollars in thousands)	2020	2019	2020	2019
Change in benefit obligations
Benefit obligation at January 1	$5,158	$4,687	$235	$241
Service cost	—	—	—	—
Interest cost	140	179	5	8
Plan participants contribution	—	—	36	38
Actuarial loss	439	595	4	40
Settlements	—	—	—	—
Benefits paid	(347)	(303)	(80)	(92)
Benefit obligation at December 31	$5,390	$5,158	$200	$235
Change in plan assets
Fair value of plan assets at January 1	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Settlements	—	—	—	—
Excess assets transferred to defined contribution plan	—	—	—	—
Employer contribution	347	303	44	54
Plan participants’ contribution	—	—	36	38
Benefits paid	(347)	(303)	(80)	(92)
Fair value of plan assets at December 31	$—	$—	$—	$—
Funded status at year end (plan assets less benefit obligations)	$(5,390)	$(5,158)	$(200)	$(235)

	For the Year Ended December 31,
	SERP I & SERP II		PRBP
Amounts included in the Consolidated Balance Sheet as Other liabilities and accumulated other comprehensive income including the following:	2020	2019	2020	2019
Accrued liability	$(2,998)	$(3,112)	$(84)	$(99)
Net actuarial loss	(2,392)	(2,046)	(116)	(136)
Prior service cost	—	—	—	—
Unrecognized net initial obligation	—	—	—	—
Net included in Other liabilities in the Consolidated Balance Sheets	$(5,390)	$(5,158)	$(200)	$(235)

D. The following tables provide the components of net periodic pension costs for the periods indicated:

SERP I and SERP II Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	140	179	160
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	94	62	70
Net periodic pension cost	$234	$241	$230

PRBP Net Periodic Pension Cost	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	5	8	9
Amortization of prior service cost	—	—	—
Recognition of net actuarial loss	24	17	30
Net periodic pension cost	$29	$25	$39

	For the Year Ended December 31,
Discount Rate Used in the Calculation of Periodic Pension Costs	2020	2019	2018
SERP I and SERP II	2.80%	3.95%	3.30%
PRBP	2.20%	3.45%	2.75%

E. Plan Assets:

The PRBP, SERP I and SERP II are unfunded plans and, as such, have no related plan assets.

F. Cash Flows

The following benefit payments, which reflect expected future service, are expected to be paid over the next ten years:

(dollars in thousands)	SERP I & SERP II	PRBP
Fiscal year ending
2021	$342	$43
2022	338	35
2023	346	29
2024	354	24
2025	347	19
2026 - 2030	1,565	46

G. Other Pension and Post Retirement Benefit Information

In 2005, the Corporation placed a cap on the future annual benefit payable through the PRBP. This cap is equal to 120% of the 2005 annual benefit.

H. Expected Contribution to be Paid in the Next Fiscal Year

The 2021 expected contribution for the SERP I and SERP II is $342 thousand.

I. Actuarial Losses

As indicated in section C of this footnote, the Corporation’s pension plans had cumulative actuarial losses as of December 31, 2020 that will result in an increase in the Corporation’s future pension expense because such losses at each measurement date exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets. In accordance with GAAP, net unrecognized gains or losses that exceed that threshold are required to be amortized over the expected service period of active employees, and are included as a component of net pension cost. Amortization of these net actuarial losses has the effect of increasing the Corporation’s pension costs as shown on the table in section D of this footnote.

Note 17 – Income Taxes

A. Components of Net Deferred Tax Asset:

	December 31,
(dollars in thousands)	2020	2019
Deferred tax assets:
Loan and lease loss reserve	$11,838	$5,128
Other reserves	3,089	3,619
Net operating loss carry-forward	6,485	8,107
Alternative minimum tax credits	559	833
Operating lease liabilities	8,747	10,030
Defined benefit plans	1,527	1,505
RBPI Merger Fair Values	102	647
Total deferred tax asset	$32,347	$29,869
Deferred tax liabilities:
Intangibles and other amortizing fair value adjustments	$5,167	$5,154
Originated MSRs	570	969
Unrealized appreciation of available for sale securities	2,912	1,040
Operating lease right-of-use assets	7,536	8,948
Deferred loan costs	717	909
Other reserves	1,144	1,166
Total deferred tax liability	$18,046	$18,186
Total net deferred tax asset	$14,301	$11,683

Not included in the table above are deferred tax assets for state net operating losses and unrealized capital losses for partnership investments and their respective valuation allowance of $515 thousand and $606 thousand. The state net operating losses of our leasing subsidiary as of December 31, 2020 will expire between 2025 and 2037.

B. The provision for income taxes consists of the following:

	December 31,
(dollars in thousands)	2020	2019	2018
Current	$12,534	$14,068	$4,326
Deferred	(3,678)	1,539	9,839
Total	$8,856	$15,607	$14,165

C. Applicable income taxes differed from the amount derived by applying the statutory federal tax rate to income as follows:

(dollars in thousands)	2020	Tax Rate	2019	Tax Rate	2018	Tax Rate
Computed tax expense at statutory federal rate	$8,684	21.0%	$15,711	21.0%	$16,371	21.0%
Tax-exempt income	(384)	(0.9)%	(562)	(0.8)%	(470)	(0.6)%
State tax (net of federal tax benefit)	808	1.9%	1,045	1.4%	874	1.1%
Excess tax benefit – stock based compensation	114	0.3%	(144)	(0.2)%	(848)	(1.1)%
Adjustment to net deferred tax assets for enacted changes in tax laws, rates and return to provision adjustments	—	—%	—	—%	(1,895)	(2.4)%
Other, net	(366)	(0.9)%	(443)	(0.5)%	133	0.2%
Total income tax expense	$8,856	21.4%	$15,607	20.9%	$14,165	18.2%

D. Tax Law Changes – Impact to Tax Expense

With the enactment of the Tax Cuts and Jobs Act (“Tax Reform” or the “Tax Act”) on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. During 2018, we recorded certain tax provision to tax return true-up adjustments associated with items that were finalized as part of our 2017 tax return filing. We recorded a $2.5 million tax benefit in 2018, primarily for deferred tax temporary difference items that were claimed on the 2017 tax return at a 35% federal tax rate that were recorded at December 31, 2017 as anticipating being deducted at a 21% federal tax rate. Also during 2018, as a result of additional purchase accounting adjustments during the year, $611 thousand of such purchase accounting adjustments were charged to income tax expense as a result of reducing their original 35% tax benefit to the new 21% tax rate in effect for 2018. There were no remaining provisional items as of December 31, 2018.

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

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Deferred taxes related to items recognized in continuing operations	$—	$—	$(1,895)
Deferred taxes on net actuarial loss on defined benefit post-retirement benefit plans	—	—	—
Deferred taxes on net unrealized losses on available for sale investment securities	—	—	—
Total income tax (benefit) / expense related to Tax Reform	$—	$—	$(1,895)

The CARES Act grants potential tax relief and liquidity to businesses, including corporate tax provisions that: temporarily allow for the carryback of net operating losses and remove limitations on the use of loss carryforwards, increase interest expense deduction limitations, and allow accelerated depreciation deductions on certain asset improvements. The tax relief under the CARES Act had no material impact to our Consolidated Financial Statements and related disclosures.

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

There were no reserves for uncertain tax positions recorded during the years ended December 31, 2020, 2019 or 2018.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and in multiple state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examination by tax authorities for the years before 2017.

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued in 2020.

As a result of the adoption of ASC 326 on January 1, 2020, the tax impact relating to the incremental provision for expected credit losses from financial assets held at amortized cost has been reflected as a credit to retained earnings to reflect the tax impact of increased credit reserves. Accordingly, $745 thousand of such impact has been reflected as an income tax credit and deferred tax asset on the Corporation's Consolidated Statements of Financial Condition. For further information on the adoption of ASC 326, see Note 2, “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

As of December 31, 2020, the Corporation has net operating loss (“NOL”) carry-forwards for federal income tax purposes of $30.9 million, all of which relate to the RBPI Merger which are subject to an annual usage limitation of approximately $2.7 million. Management estimates it will be able to utilize an additional $5.0 million per year of the NOLs acquired in the RBPI Merger for a five-year period subsequent to December 15, 2017 due to the existence of net unrealized built-in gains (“NUBIG”) under IRC Section 382, these NOLs will begin to expire in 2030. In addition, the Corporation has alternative minimum tax (“AMT”) credits of $559 thousand, approximately $532 thousand of which are related to the RBPI Merger. The credit amounts do not expire. The amount of AMT credits that can be used per year are limited under IRC section 383. The Corporation has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to these amounts.

As a result of the July 1, 2010 merger with FKF, the Corporation succeeded to $2.5 million of tax bad debt reserves that existed at FKF as of June 30, 2010. As of December 31, 2020, the Corporation has not recognized a deferred income tax liability with respect to these reserves. These reserves could be recognized as taxable income and create a current and/or deferred tax liability at the income tax rates then in effect if one of the following conditions occurs: (1) the Bank’s retained earnings represented by this reserve are used for distributions, in liquidation, or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

Note 18 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

(dollars in thousands)	Net Change in Unrealized Gains on Available for Sale Investment Securities	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$(2,861)	$(1,553)	$(4,414)
Other comprehensive (loss) income	(3,368)	269	(3,099)
Balance, December 31, 2018	(6,229)	(1,284)	(7,513)
Other comprehensive income (loss)	10,139	(439)	9,700
Balance, December 31, 2019	3,910	(1,723)	2,187
Other comprehensive income (loss)	7,044	(283)	6,761
Balance, December 31, 2020	$10,954	$(2,006)	$8,948

The following tables detail the amounts reclassified from each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	For the Year Ended December 31,			Affected Income Statement Category
(dollars in thousands)	2020	2019	2018
Net unrealized gain on investment securities available for sale:
Realization of gain on sale of investment securities available for sale	$—	$—	$(7)	Net gain on sale of investment securities available for sale
Realization of gain on transfer of investment securities available for sale to trading	—	—	(417)	Other operating income
Total	$—	$—	$(424)
Income tax effect	—	—	89	Income tax expense
Net of income tax	$—	$—	$(335)	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$118	$79	$100	Other operating expenses
Income tax effect	(25)	(17)	(21)	Income tax expense
Net of income tax	$93	$62	$79	Net income

(1) Accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 16, “Pension and Postretirement Benefit Plans,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Note 19 - Earnings per Common Share

The calculation of basic earnings per share and diluted earnings per share is presented below:

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2020	2019	2018
Numerator:
Net income available to common shareholders	$32,573	$59,206	$63,792
Denominator for basic earnings per share – Weighted average shares outstanding(1)	19,970,921	20,142,306	20,234,792
Effect of dilutive potential common shares	71,424	91,065	155,375
Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	20,042,345	20,233,371	20,390,167
Basic earnings per share	$1.63	$2.94	$3.15
Diluted earnings per share	1.63	2.93	3.13
Antidilutive shares excluded from computation of average dilutive earnings per share	34,792	3,671	19,422

(1) Excludes restricted stock.

All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Section T, “Earnings per Common Share” of Note 1, “Summary of Significant Accounting Policies,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion on the calculation of earnings per share.

Note 20 - Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the years ended December 31, 2020 and 2019 and 2018, respectively. Items outside the scope of ASC 606 are noted as such.

	For the Year Ended December 31,
	2020			2019			2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$44,532	$44,532	$—	$44,400	$44,400	$—	$42,326	$42,326
Insurance commissions	—	5,911	5,911	—	6,877	6,877	—	6,808	6,808
Capital markets revenue(1)	9,491	—	9,491	11,276	—	11,276	4,848	—	4,848
Service charges on deposit accounts	2,868	—	2,868	3,374	—	3,374	2,989	—	2,989
Loan servicing and other fees(1)	1,646	—	1,646	2,206	—	2,206	2,259	—	2,259
Net gain on sale of loans(1)	5,779	—	5,779	2,342	—	2,342	3,283	—	3,283
Net gain on sale of investment securities available for sale(1)	—	—	—	—	—	—	7	—	7
Net gain on sale of long-lived assets(1)	2,297	—	2,297	—	—	—	—	—	—
Net gain (loss) on sale of OREO	148	—	148	(84)	—	(84)	295	—	295
Dividends on FHLB and FRB stock(1)	1,151	—	1,151	1,505	—	1,505	1,621	—	1,621
Other operating income(2)	8,020	128	8,148	10,182	106	10,288	11,360	186	11,546
Total noninterest income	$31,400	$50,571	$81,971	$30,801	$51,383	$82,184	$26,662	$49,320	$75,982

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $3.1 million, $2.2 million and $2.2 million for the years ended December 31, 2020 and 2019 and 2018, respectively, which are within the scope of ASC 606.

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

PSUs have a restriction based on the passage of time and also have a restriction based on a performance criteria. The performance criteria may be a market-based criteria measured by BMBC’s total shareholder return (“TSR”) relative to the performance of the community bank index for the respective period. The fair value of the PSUs based on BMBC’s TSR relative to the performance of a designated peer group or the NASDAQ Community Bank Index is calculated using the Monte Carlo Simulation method. The performance criteria may also be based on a non-market-based criteria such as return on average equity, return on average common tangible equity or cumulative annual growth rate of EPS, relative to that designated peer group. The grant date fair value of these non-market-based PSUs is based on the closing price of BMBC’s stock on the date of the grant. PSU grants may have a vesting percent ranging from 0% to 150%.

The following table summarizes the remaining shares authorized to be granted under the 2010 LTIP:

Shares Authorized for Grant
Balance, December 31, 2017	479,953
Grants of RSUs	(38,806)
Grants of PSUs	(40,722)
Forfeitures of PSUs	5,679
Forfeitures of RSUs	1,515
Balance, December 31, 2018	407,619
Grants of RSUs	(71,716)
Grants of PSUs	(72,273)
Non-vesting PSUs(1)	12,689
PSUs added by performance factor(2)	(3,688)
Forfeitures of PSUs	17,150
Forfeitures of RSUs	9,461
Balance, December 31, 2019	299,242
Grants of RSUs	(26,818)
Grants of PSUs	(53,685)
Forfeitures of PSUs	2,589
Forfeitures of RSUs	1,653
Balance, December 31, 2020	222,981

(1) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant.

(2) PSUs added by performance factor represent additional PSUs that vested as a result of performance factor exceeding the target performance at which they were granted.

B. Fair Value of Options Granted

No stock options were granted or assumed during the years ended December 31, 2020, 2019 and 2018.

C. Other Stock Option Information

The following table provides information about options outstanding:

	For the Year Ended December 31,
	2020			2019			2018
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	901	$19.33	$16.78	50,601	$18.28	$4.68	115,246	$20.73	$4.86
Expired	—	—	—	—	—	—	—	—	—
Exercised	(676)	19.67	18.06	(49,700)	18.26	4.46	(64,645)	22.65	5.00
Options outstanding, end of period	225	18.33	12.93	901	19.33	16.78	50,601	18.28	4.68

The following table provides information related to options as of December 31, 2020:

Range of Exercise Prices			Options Outstanding and Exercisable	Remaining Contractual Life (in years)	Weighted Average Exercise Price(1)
18.33	to	18.33	225	3.05	18.33

(1) Price of exercisable options.

For the years ended December 31, 2020, 2019 and 2018 there are no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Proceeds from strike price of value of options exercised	$12	$907	$1,464
Related tax benefit recognized	2	212	312
Proceeds of options exercised	$14	$1,119	$1,776
Intrinsic value of options exercised	$12	$1,010	$1,512

The following table provides information about options outstanding and exercisable options:

	As of December 31,
	2020		2019		2018
(dollars in thousands, except share data and exercise price)	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	225	225	901	901	50,601	50,601
Weighted average exercise price	$18.33	$18.33	$19.33	$19.33	$18.28	$18.28
Aggregate intrinsic value	$3	$3	$20	$20	$1,478	$1,478
Weighted average contractual term	3.1 years	3.1 years	2.6 years	2.6 years	0.7 years	0.7 years

As of December 31, 2020, all compensation expense related to stock options has been recognized.

D. RSUs and PSUs

BMBC has granted RSUs and PSUs under the 2007 LTIP and 2010 LTIP and in accordance with Rule 5635(c)(4) of the Nasdaq listing standards.

RSUs

Compensation expense for RSUs is measured based on the market price of the stock on the day prior to the grant date and is recognized on a straight-line basis over the vesting period.

For the year ended December 31, 2020, the Corporation recognized $1.7 million of expense related to BMBC’s RSUs. As of December 31, 2020, there was $2.0 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 1.6 years.

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

The following table details the RSUs for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	115,466	$38.57	76,746	$39.71	75,707	$35.80
Granted	26,818	36.58	71,716	36.28	38,806	42.23
Vested	(25,785)	39.00	(23,535)	34.66	(36,252)	34.38
Forfeited	(1,653)	39.12	(9,461)	40.23	(1,515)	36.52
Ending balance	114,846	38.00	115,466	38.57	76,746	39.71

PSUs

Compensation expense for PSUs is measured based on their grant date fair value as calculated using either the Monte Carlo Simulation for market-based performance criteria or on the closing price of BMBC’s stock on the date of the grant for non-market-based performance criteria grants and is recognized on a straight-line basis over the vesting period. The grant date fair value of each market-based criteria grant is determined independently using the Monte Carlo Simulation. All 53,685 PSUs granted in 2020 were non-market-based performance criteria grants.

The Corporation recognized $1.3 million of expense related to the PSUs for the year ended December 31, 2020. As of December 31, 2020, there was $2.3 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 1.7 years.

As part of the Incentive Program, the Corporation elected to waive the service requirement as a PSU vesting condition for employees who held PSUs and chose to participate in the Incentive Program. As a result, 8,208 PSUs were modified which resulted in $250 thousand of incremental expense recognized during the three months ended March 31, 2019.

The following table details the PSUs for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	136,271	$37.87	121,656	$36.82	168,453	$—
Granted	53,685	35.90	72,273	34.26	40,722	44.56
Vested(1)	(37,456)	36.79	(31,507)	29.38	(81,840)	16.40
Added by performance factor	—	—	3,688	30.45	—	—
Non-vesting(2)	—	—	(12,689)	27.13	—	—
Forfeited	(2,589)	39.72	(17,150)	37.15	(5,679)	28.79
Ending balance	149,911	37.60	136,271	37.87	121,656	36.82

(1) Includes an aggregate of 39 shares paid in cash in lieu of fractional shares for the year ended December 31, 2019 .

(2) Non-vesting PSUs represent PSUs that did not meet their performance criteria, were cancelled and are available for future grant.

Note 22 - 401(K) Plan and Other Defined Contribution Plans

The Corporation has a qualified defined contribution plan (the “401(K) Plan”) for all eligible employees, under which the Corporation matches employee contributions up to a maximum of 3.0% of the employee’s base salary. The Corporation recognized expense for matching contributions to the 401(K) Plan of $1.4 million, $1.4 million, and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition to the matching contribution above, the Corporation provides a discretionary, non-matching employer contribution to the 401(K) Plan. The Corporation recognized expense for the non-matching discretionary contributions of $1.8 million, $1.8 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On June 28, 2013, the Corporation adopted the Bryn Mawr Bank Corporation Executive Deferred Compensation Plan (the “EDCP”), a non-qualified defined-contribution plan which was restricted to certain senior officers of the Corporation. The intended purpose of the EDCP is to provide deferred compensation to a select group of employees. The Corporation recognized expense for contributions to the EDCP of $237 thousand, $298 thousand, and $441 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 23 - Fair Value Measurement

FASB ASC 820, “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under FASB ASC 820 are:

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,100	$500,100	$—	$—
Obligations of U.S. government & agencies	93,098	—	93,098	—
Obligations of state & political subdivisions	2,171	—	2,171	—
Mortgage-backed securities	453,857	—	453,857	—
Collateralized mortgage obligations	19,263	—	19,263	—
Collateralized loan obligations	94,404	—	94,404	—
Corporate bonds	11,421	—	11,421	—
Other investment securities	650	—	650	—
Total investment securities available for sale	$1,174,964	$500,100	$674,864	$—

Investment securities trading:
Mutual funds	$8,623	$8,623	$—	$—

Derivatives:
Interest rate swaps	113,848	—	113,848	—
FX Forwards	52	—	52	—
RPAs purchased	342	—	342	—
Total Derivatives	$114,242	$—	$114,242	$—

Total assets measured on a recurring basis at fair value	$1,297,829	$508,723	$789,106	$—

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,101	$500,101	$—	$—
Obligations of U.S. government & agencies	102,020	—	102,020	—
Obligations of state & political subdivisions	5,379	—	5,379	—
Mortgage-backed securities	366,002	—	366,002	—
Collateralized mortgage obligations	31,832	—	31,832	—
Other investment securities	650	—	650	—
Total investment securities available for sale	$1,005,984	$500,101	$505,883	$—

Investment securities trading:
Mutual funds	$8,621	$8,621	$—	$—

Derivatives:
Interest rate swaps	47,627	—	47,627	—
RPAs purchased	90	—	90
Total derivatives	$47,717	$—	$47,717	$—

Total recurring fair value measurements	$1,062,322	$508,722	$553,600	$—

There have been no transfers between levels during the year ended December 31, 2020 or December 31, 2019.

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

Loans and Leases Individually Evaluated for Credit Losses

Collateral-dependent loans and leases for which the repayment is expected to be provided substantially through the sale of the collateral and the borrower is experiencing financial difficulty are, in general, individually evaluated for credit losses. Management evaluates and values collateral-dependent loans and leases when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, and the fair values of such loans and leases are estimated using Level 3 inputs in the fair value hierarchy. Each loan’s collateral has a unique appraisal and management’s discount of the value is based on the factors unique to each loan or lease. The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan, which range from 10% - 50%. Collateral may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on the appraisals by qualified licensed appraisers hired by the Corporation. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business. For loans and leases that are not collateral-dependent, management measures expected credit loss as the difference between the amortized cost basis of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate.

Other Real Estate Owned (“OREO”)

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy. The Corporation did not have any OREO at December 31, 2020 or December 31, 2019.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of December 31, 2020 and December 31, 2019:

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$2,632	$—	$—	$2,632
Loans and leases individually evaluated for credit losses(1)	11,142	—	—	11,142
Total assets measured at fair value on a non-recurring basis	$13,774	$—	$—	$13,774

As of December 31, 2019
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Mortgage servicing rights	$4,838	$—	$—	$4,838
Impaired loans and leases(1)	15,311	—	—	15,311
Total assets measured at fair value on a non-recurring basis	$20,149	$—	$—	$20,149
(1) As further described in Note 2 “Recent Accounting Pronouncements,” in the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Corporation adopted ASC 326 using the modified retrospective approach method. The December 31, 2020 balance includes loans and leases individually evaluated for credit losses under the CECL methodology and the December 31, 2019 balance includes impaired loans and leases under previously applicable GAAP.

For the year ended December 31, 2020, a net increase of $765 thousand was recorded in the ACL on loans and leases was recorded, and for the year ended December 31, 2019, a net decrease of $44 thousand in the ACL on loans and leases was recorded as a result of adjusting the carrying value and estimated fair value of the collateral-dependent and impaired loans in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		As of December 31,
		2020		2019
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$96,313	$96,313	$53,931	$53,931
Investment securities - available for sale	See Note 23	1,174,964	1,174,964	1,005,984	1,005,984
Investment securities - trading	See Note 23	8,623	8,623	8,621	8,621
Investment securities – held to maturity	Level 2	14,759	15,186	12,577	12,661
Loans held for sale	Level 2	6,000	6,000	4,249	4,249
Net portfolio loans and leases	Level 3	3,574,702	3,489,322	3,666,711	3,596,268
Mortgage servicing rights	Level 3	2,626	2,632	4,450	4,838
Interest rate swaps	Level 2	113,848	113,848	47,627	47,627
FX Forwards	Level 2	52	52	—	—
Risk participation agreements purchased	Level 2	342	342	90	90
Other assets	Level 3	45,847	45,847	52,908	52,908
Total financial assets		$5,038,076	$4,953,129	$4,857,148	$4,787,177
Financial liabilities:
Deposits	Level 2	$4,376,254	$4,379,021	$3,842,245	$3,842,014
Short-term borrowings	Level 2	72,161	72,161	493,219	493,219
Long-term FHLB advances	Level 2	39,906	40,441	52,269	52,380
Subordinated notes	Level 2	98,883	90,735	98,705	97,199
Junior subordinated debentures	Level 2	21,935	27,812	21,753	25,652
Interest rate swaps	Level 2	113,848	113,848	47,627	47,627
FX Forwards	Level 2	70	70	—	—
Risk participation agreements sold	Level 2	30	30	16	16
Other liabilities	Level 3	45,734	45,734	50,251	50,251
Total financial liabilities		$4,768,821	$4,769,852	$4,606,085	$4,608,358

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 2020 were $924.5 million. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credits are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligation under standby letters of credit as of December 31, 2020 was $21.1 million.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2020. As of December 31, 2020, there was one pending and unsettled loan repurchase demand of approximately $200 thousand.

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

Note 26 – Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers, directors and their affiliates. The outstanding balances of loans, including undrawn commitments to lend, to such related parties at December 31, 2020 and 2019 were $8.2 million and $9.4 million, respectively.

Related party deposits amounted to $5.5 million and $4.8 million at December 31, 2020 and 2019, respectively.

Note 27 - Dividend Restrictions

The Bank is subject to the Pennsylvania Banking Code of 1965 (the “Code”), as amended, and is restricted in the amount of dividends that can be paid to its sole shareholder, BMBC. The Code restricts the payment of dividends by the Bank to the amount of its net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the Federal Reserve Board. Accordingly, the dividend payable by the Bank to BMBC beginning on January 1, 2021 is limited to net income not yet earned in 2021 plus the Bank’s total retained net income for the combined two years ended December 31, 2019 and 2020 of $15.8 million. The Bank issued $35.0 million and $32.0 million of dividends to BMBC during the years ended December 31, 2020 and December 31, 2019, respectively. The amount of dividends paid by the Bank may not exceed a level that reduces capital levels to below levels that would cause the Bank to be considered less than adequately capitalized as detailed in Note 28 – “Regulatory Capital Requirements.”

Note 28 - Regulatory Capital Requirements

A. General Regulatory Capital Information

Both BMBC and the Bank are subject to various regulatory capital requirements, administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if taken, could have a direct material effect on BMBC and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BMBC and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Beginning in 2015, new regulatory capital reforms, known as Basel III, issued as part of the Dodd-Frank Act began to be phased in. For more information, refer to the section titled Capital Adequacy within Item 1 - Business - Supervision and Regulation beginning at page 6 in this Form 10-K.

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

For the year ended December 31, 2020, BMBC did not issue any shares through the Plan, nor were any RFWs approved. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No other sales of equity securities were executed under the Shelf Registration Statement during the year ended December 31, 2020.

C. Share Repurchases

On August 6, 2015, BMBC announced a stock repurchase program (the “2015 Program”) pursuant to which BMBC may repurchase up to 1,200,000 shares of its common stock, at an aggregate purchase price not to exceed $40 million. During the year ended December 31, 2019, 40,016 shares were repurchased under the 2015 Program at an average price of $38.12.

On April 18, 2019, BMBC announced a new stock repurchase program (the “2019 Program”) pursuant to which BMBC may repurchase up to 1,000,000 shares of its common stock. Under the 2019 Program, BMBC may repurchase its common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019 upon the completion of BMBC’s existing 2015 Program. During the years ended December 31, 2020 and 2019, 207,201 and 82,767 shares, respectively, were repurchased under the 2019 Program at an average price of $34.99 and $36.22, respectively. All share repurchases were accomplished in open market transactions. As of December 31, 2020, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 710,032, at an aggregate purchase price not to exceed $34.8 million.

In addition, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers, in order to cover the statutory income tax withholdings related to such vesting.

D. Regulatory Capital Ratios

As set forth in the following table, quantitative measures have been established to ensure capital adequacy ratios required of both BMBC and the Bank. As of December 31, 2020 and 2019, BMBC and the Bank had met all capital adequacy requirements to which they were subject. Federal banking regulators have defined specific capital categories, and categories range from a best of “well capitalized” to a worst of “critically under-capitalized.” The capital ratios for both BMBC and the Bank indicate levels above the regulatory minimum to be considered “well capitalized” as of December 31, 2020 and 2019.

In September 2020, the U.S. banking agencies issued a final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This final rule is consistent with the interim final rule issued by the U.S. banking agencies in March 2020. The December 31, 2020 ratios reflect the Corporation's election of the five-year transition provision.

The following table presents BMBC's and the Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of December 31, 2020 and 2019:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets:
BMBC	$583,057	15.55%	$375,045	10.00%
Bank	$477,792	12.75%	$374,758	10.00%
Tier I capital to risk weighted assets:
BMBC	$444,640	11.86%	$300,036	8.00%
Bank	$432,258	11.53%	$299,807	8.00%
Common equity Tier I risk weighted assets:
BMBC	$423,475	11.29%	$243,779	6.50%
Bank	$432,258	11.53%	$243,593	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$444,640	9.04%	$246,002	5.00%
Bank	$432,258	8.79%	$245,837	5.00%
December 31, 2019
Total capital to risk weighted assets:
BMBC	$547,440	14.69%	$372,690	10.00%
Bank	$450,212	12.09%	$372,435	10.00%
Tier I capital to risk weighted assets:
BMBC	$425,773	11.42%	$298,152	8.00%
Bank	$427,250	11.47%	$297,948	8.00%
Common equity Tier I to risk weighted assets:
BMBC	$404,715	10.86%	$242,249	6.50%
Bank	$427,250	11.47%	$242,083	6.50%
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	$425,773	9.33%	$228,216	5.00%
Bank	$427,250	9.37%	$227,997	5.00%

Note 29 - Selected Quarterly Financial Data (Unaudited)

	2020
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$46,107	$43,621	$39,542	$38,411
Interest expense	9,774	6,236	4,510	3,374
Net interest income	36,333	37,385	35,032	35,037
Provision for (release of) credit losses	35,350	3,435	4,101	(1,209)
Noninterest income	18,300	20,566	21,099	22,006
Noninterest expense	33,403	35,503	35,197	38,624
(Loss) income before income taxes	(14,120)	19,013	16,833	19,628
Income tax (benefit) expense	(2,957)	4,010	3,709	4,094
Net (loss) income	(11,163)	15,003	13,124	15,534
Net loss attributable to noncontrolling interest	—	(32)	(40)	(3)
Net (loss) income attributable to Bryn Mawr Bank Corporation	$(11,163)	$15,035	$13,164	$15,537
Basic earnings per common share(1)	$(0.56)	$0.75	$0.66	$0.78
Diluted earnings per common share(1)	$(0.56)	$0.75	$0.66	$0.78
Dividends paid or accrued per common share	$0.26	$0.26	$0.27	$0.27

	2019
(dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$48,468	$48,388	$49,573	$46,960
Interest expense	10,821	11,777	12,175	10,975
Net interest income	37,647	36,611	37,398	35,985
Provision for credit losses	3,615	1,610	966	2,404
Noninterest income	19,253	20,221	19,455	23,255
Noninterest expense	39,845	35,205	35,126	36,251
Income before income taxes	13,440	20,017	20,761	20,585
Income tax expense	2,764	4,239	4,402	4,202
Net income	10,676	15,778	16,359	16,383
Net loss attributable to noncontrolling interest	(1)	(7)	(1)	(1)
Net income attributable to Bryn Mawr Bank Corporation	$10,677	$15,785	$16,360	$16,384
Basic earnings per common share(1)	$0.53	$0.78	$0.81	$0.81
Diluted earnings per common share(1)	$0.53	$0.78	$0.81	$0.81
Dividends paid or accrued per common share	$0.25	$0.25	$0.26	$0.26

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

A. Condensed Balance Sheets

	December 31,
(dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$109,855	$93,250
Investment securities	676	543
Investments in subsidiaries, as equity in net assets	633,694	638,770
Premises and equipment, net	996	1,993
Goodwill	245	245
Other assets	1,179	1,184
Total assets	746,645	735,985
Liabilities and shareholders’ equity:
Subordinated notes	98,883	98,705
Junior subordinated debentures	21,935	21,753
Other liabilities	2,735	2,605
Total liabilities	123,553	123,063
Common stock, par value $1; authorized 100,000,000 shares; issued 24,713,968 and 24,650,051 shares as of December 31, 2020 and December 31, 2019, respectively, and outstanding of 19,960,294 and 20,126,296 as of December 31, 2020 and December 31, 2019, respectively	24,714	24,650
Paid-in capital in excess of par value	381,653	378,606
Less: Common stock in treasury at cost - 4,753,674 and 4,523,755 shares as of December 31, 2020 and December 31, 2019, respectively	(89,164)	(81,174)
Accumulated other comprehensive income, net of deferred income taxes	8,948	2,187
Retained earnings	296,941	288,653
Total shareholders’ equity	623,092	612,922
Total liabilities and shareholders’ equity	$746,645	$735,985

B. Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Dividends from subsidiaries	$40,223	$35,731	$30,900
Net interest and other income	8,311	10,962	2,615
Total operating income	48,534	46,693	33,515
Expenses	6,210	10,517	3,527
Income before equity in undistributed income of subsidiaries	42,324	36,176	29,988
Equity in undistributed income of subsidiaries	(9,144)	23,048	32,779
Income before income taxes	33,180	59,224	62,767
Income tax expense (benefit)	607	18	(1,025)
Net income	$32,573	$59,206	$63,792

C. Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$32,573	$59,206	$63,792
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	9,144	(23,048)	(32,779)
Net gain on sale of long-lived assets	(2,295)	—	—
Depreciation and amortization	95	98	98
Stock-based compensation cost	3,144	3,725	2,750
Other, net	126	225	2,860
Net cash provided by operating activities	42,787	40,206	36,721
Investing Activities:
Net change in trading securities	—	—	40
Proceeds from the sale of long-lived assets	3,197	—	—
Net cash provided by investing activities	3,197	—	40
Financing activities:
Dividends paid	(21,356)	(20,685)	(19,289)
Net (purchase of) proceeds from sale of treasury stock for deferred compensation plans	(153)	(172)	2
Net purchase of treasury stock through publicly announced plans	(7,249)	(4,524)	(5,936)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(633)	(625)	(1,639)
Proceeds from exercise of stock options	12	907	1,464
Repurchase of treasury warrants	—	—	(1,755)
Net cash (used in) provided by financing activities	(29,379)	(25,099)	(27,153)
Change in cash and cash equivalents	16,605	15,107	9,608
Cash and cash equivalents at beginning of period	93,250	78,143	68,535
Cash and cash equivalents at end of period	$109,855	$93,250	$78,143

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

The Wealth Management segment has responsibility for a number of activities within the Corporation, including trust administration, other related fiduciary services, custody, investment management and advisory services, employee benefits and IRA administration, estate settlement, tax services and brokerage. The Bryn Mawr Trust Company of Delaware is included in the Wealth Management segment of the Corporation since it has similar economic characteristics, products and services to those of the Wealth Management Division of the Corporation. BMT Investment Advisers, formed in May 2017, served as investment adviser to BMT Investment Funds, a Delaware statutory trust, prior to its wind-down in the second quarter of 2020, is also reported under the Wealth Management segment. Effective January 1, 2020, the business of Lau Associates, which is reported in the Wealth Management segment, was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment. In addition, the Wealth Management Division oversees all insurance services of the Corporation, which are conducted through the Bank’s insurance subsidiary, BMT Insurance Advisors, Inc., and are reported in the Wealth Management segment.

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following table details the Corporation’s segments:

	As of or for the Year Ended December 31,
	2020			2019			2018
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$143,784	$3	$143,787	$147,635	$6	$147,641	$149,464	$7	$149,471
Provision for credit losses	41,677	—	41,677	8,595	—	8,595	7,089	—	7,089
Net interest income after provision for credit losses	102,107	3	102,110	139,040	6	139,046	142,375	7	142,382
Noninterest income:
Fees for wealth management services	—	44,532	44,532	—	44,400	44,400	—	42,326	42,326
Insurance commissions	—	5,911	5,911	—	6,877	6,877	—	6,808	6,808
Capital markets revenue	9,491	—	9,491	11,276	—	11,276	4,848	—	4,848
Service charges on deposit accounts	2,868	—	2,868	3,374	—	3,374	2,989	—	2,989
Loan servicing and other fees	1,646	—	1,646	2,206	—	2,206	2,259	—	2,259
Net gain on sale of loans	5,779	—	5,779	2,342	—	2,342	3,283	—	3,283
Net gain on sale of investment securities available for sale	—	—	—	—	—	—	7	—	7
Net gain on sale of long-lived assets	2,297	—	2,297	—	—	—	—	—	—
Net gain (loss) on sale of OREO	148	—	148	(84)	—	(84)	295	—	295
Other operating income	9,171	128	9,299	11,687	106	11,793	12,981	186	13,167
Total noninterest income	31,400	50,571	81,971	30,801	51,383	82,184	26,662	49,320	75,982

Noninterest expenses:
Salaries & wages	47,404	21,442	68,846	54,076	20,295	74,371	46,936	19,735	66,671
Employee benefits	9,105	3,500	12,605	9,572	3,884	13,456	9,046	3,872	12,918
Occupancy and bank premise	10,738	1,989	12,727	10,547	2,044	12,591	9,588	2,011	11,599
Impairment of long-lived assets	1,605	—	1,605	—	—	—	—	—	—
Amortization of intangible assets	1,109	2,458	3,567	1,309	2,492	3,801	1,555	2,101	3,656
Professional fees	5,547	881	6,428	4,840	594	5,434	3,747	456	4,203
Other operating expenses	31,709	5,240	36,949	30,511	6,263	36,774	36,032	5,328	41,360
Total noninterest expenses	107,217	35,510	142,727	110,855	35,572	146,427	106,904	33,503	140,407
Segment profit	26,290	15,064	41,354	58,986	15,817	74,803	62,133	15,824	77,957
Intersegment (revenues) expenses(1)	(622)	622	—	(613)	613	—	(715)	715	—
Pre-tax segment profit after eliminations	$25,668	$15,686	$41,354	$58,373	$16,430	$74,803	$61,418	$16,539	$77,957
% of segment pre-tax profit after eliminations	62.1%	37.9%	100.0%	78.0%	22.0%	100.0%	78.8%	21.2%	100.0%
Segment assets (dollars in millions)	$5,384.4	$47.6	$5,432.0	$5,210.4	$52.9	$5,263.3	$4,601.7	$50.8	$4,652.5

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	December 31, 2020	December 31, 2019
Assets under management, administration, supervision and brokerage	$18,976.5	$16,548.1

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

•Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2020 are effective.

•Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

•Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of Sarbanes-Oxley, the following is a report of management’s assessment of the design and effectiveness of our internal controls for the fiscal year ended December 31, 2020, and a report from our independent registered public accounting firm attesting to the effectiveness of our internal controls:

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

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the Corporation’s system of internal control over financial reporting as of December 31, 2020, in relation to the criteria for effective control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, Management concludes that, as of December 31, 2020, the Corporation’s system of internal control over financial reporting is effective.

KPMG, LLP, which is the independent registered public accounting firm that audited the financial statements in this Annual Report on Form 10-K, has issued an attestation report on the Corporation’s internal control over financial reporting, which can be found under the heading “Report of Independent Registered Public Accounting Firm” at page 66, and is incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for Item 10 is incorporated by reference to the sections titled “Our Board of Directors and Board Committees,” “Information About Our Directors,” “Information About our Executive Officers,” “Corporate Governance,” and “Audit Committee Report” in the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required for Item 11 is incorporated by reference to the sections titled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Our Board of Directors and Board Committees,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required for Item 12 is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for Item 13 is incorporated by reference to sections titled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for Item 14 is incorporated by reference to the section “Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

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

4.15	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.15 of the Corporation’s Form 10-K filed with the SEC on February 28, 2020

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

10.9*	Standard Form of Executive Change-of-Control Agreement, updated January 2019, incorporated by reference to Exhibit 10.9 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.10**	Standard Form of 2021 Restricted Stock Unit for Non-Employee Directors (Time-Based Vesting), filed herewith

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

10.23*	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-Q filed with the SEC on November 5, 2020

10.24	Continental Bank Holdings, Inc. Amended and Restated 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Corporation’s Form S-8 filed with the SEC on January 22, 2015

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

10.46*	Form of Restricted Stock Unit Agreement for New Employee, incorporated by reference to Exhibit 10.46 of the Corporation’s Form 10-K filed with the SEC on March 2, 2018

10.47**	Form of Restricted Stock Unit Agreement for New Employee, incorporated by reference to Exhibit 10.47 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.48**	Form of Restricted Stock Unit Agreement (Performance Based), incorporated by reference to Exhibit 10.48 of the Corporation’s Form 10-K filed with the SEC on March 1, 2019

10.49**	2019 Voluntary Years of Service Incentive Program – Executive Tier – Plan Document, incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed with the SEC on May 8, 2019

10.50**	Form of 2021 Restricted Stock Unit Agreement for Executives (Service/Performance Based), filed herewith

21.1	List of Subsidiaries, filed herewith

23.1	Consent of KPMG LLP, filed herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Corporation’s Proxy Statement for 2021 Annual Meeting to be held on April 22, 2021, expected to be filed with the SEC on or about March 12, 2021

Exhibit No.	Description and References

101.INS XBRL	Instance Document, filed herewith

101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Britton H. Murdoch	Chairman and Director	March 1, 2021
Britton H. Murdoch

/s/ Francis J. Leto	Chief Executive Officer	March 1, 2021
Francis J. Leto	(Principal Executive Officer) and Director

/s/ Michael W. Harrington	Chief Financial Officer	March 1, 2021
Michael W. Harrington	(Principal Financial Officer)

/s/ Michael T. LaPlante	Chief Accounting Officer	March 1, 2021
Michael T. LaPlante	(Principal Accounting Officer)

/s/ Diego F. Calderin	Director	March 1, 2021
Diego F. Calderin

/s/ Michael J. Clement	Director	March 1, 2021
Michael J. Clement

/s/ Andrea F. Gilbert	Director	March 1, 2021
Andrea F. Gilbert

/s/ Wendell F. Holland	Director	March 1, 2021
Wendell F. Holland

/s/ Scott M. Jenkins	Director	March 1, 2021
Scott M. Jenkins

/s/ A. John May, III	Director	March 1, 2021
A. John May, III

/s/ Lynn B. McKee	Director	March 1, 2021
Lynn B. McKee

/s/ F. Kevin Tylus	President and Director	March 1, 2021
F. Kevin Tylus