Form 10-Q
period 2021-03-31
BRYN MAWR BANK CORP
filed 2021-05-07
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at May 4, 2021
Common Stock, par value $1	19,878,993

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$10,311	$11,287
Interest bearing deposits with banks	37,089	85,026
Cash and cash equivalents	47,400	96,313
Investment securities available for sale, at fair value (amortized cost of $731,349 and $1,161,098 as of March 31, 2021 and December 31, 2020, respectively)	738,974	1,174,964
Investment securities held to maturity, at amortized cost (fair value of $14,371 and $15,186 as of March 31, 2021 and December 31, 2020, respectively)	14,126	14,759
Investment securities, trading	8,777	8,623
Loans held for sale	3,210	6,000
Portfolio loans and leases, originated	3,405,128	3,380,727
Portfolio loans and leases, acquired	228,107	247,684
Total portfolio loans and leases	3,633,235	3,628,411
Less: Allowance for credit losses on originated loans and leases	(45,285)	(50,783)
Less: Allowance for credit losses on acquired loans and leases	(2,277)	(2,926)
Total allowance for credit losses on loans and leases	(47,562)	(53,709)
Net portfolio loans and leases	3,585,673	3,574,702
Premises and equipment, net	55,510	56,662
Operating lease right-of-use assets	33,848	34,601
Accrued interest receivable	15,058	15,440
Mortgage servicing rights	2,493	2,626
Bank owned life insurance	60,721	60,393
Federal Home Loan Bank stock	5,986	12,666
Goodwill	184,012	184,012
Intangible assets	14,726	15,564
Other investments	17,811	17,742
Other assets	126,183	156,955
Total assets	$4,914,508	$5,432,022
Liabilities
Deposits:
Noninterest-bearing	$1,364,716	$1,401,843
Interest-bearing	2,537,534	2,974,411
Total deposits	3,902,250	4,376,254

Short-term borrowings	60,027	72,161
Long-term FHLB advances	39,941	39,906
Subordinated notes	98,928	98,883
Junior subordinated debentures	21,983	21,935
Operating lease liabilities	39,543	40,284
Accrued interest payable	6,358	6,277
Other liabilities	122,382	154,000
Total liabilities	4,291,412	4,809,700
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,714,768 and 24,713,968 shares as of March 31, 2021 and December 31, 2020, respectively and outstanding of 19,878,993 and 19,960,294 as of March 31, 2021 and December 31, 2020, respectively	24,715	24,714
Paid-in capital in excess of par value	382,202	381,653
Less: Common stock in treasury at cost - 4,835,775 and 4,753,674 shares as of March 31, 2021 and December 31, 2020, respectively	(91,774)	(89,164)
Accumulated other comprehensive income, net of tax	154	8,948
Retained earnings	308,569	296,941
Total Bryn Mawr Bank Corporation shareholders' equity	623,866	623,092
Noncontrolling interest	(770)	(770)
Total shareholders' equity	623,096	622,322
Total liabilities and shareholders' equity	$4,914,508	$5,432,022

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except share and per share data)	2021	2020
Interest income:
Interest and fees on loans and leases	$34,578	$42,795
Interest on cash and cash equivalents	22	111
Interest on investment securities:
Taxable	3,038	3,176
Non-taxable	11	24
Dividends	1	1
Total interest income	37,650	46,107
Interest expense:
Interest on deposits	1,424	7,637
Interest on short-term borrowings	10	453
Interest on FHLB advances and other borrowings	203	244
Interest on subordinated notes	1,034	1,145
Interest on junior subordinated debentures	198	295
Total interest expense	2,869	9,774
Net interest income	34,781	36,333
(Recovery of) provision for credit losses	(5,246)	35,350
Net interest income after (recovery of) provision for credit losses	40,027	983
Noninterest income:
Fees for wealth management services	12,836	11,168
Insurance commissions	1,464	1,533
Capital markets revenue	1,596	2,361
Service charges on deposits	696	846
Loan servicing and other fees	304	461
Net gain on sale of loans	250	782
Net gain on sale of other real estate owned ("OREO")	—	148
Dividends on FHLB and FRB stock	222	444
Other operating income	2,473	557
Total noninterest income	19,841	18,300
Noninterest expenses:
Salaries and wages	16,830	16,989
Employee benefits	3,687	3,500
Occupancy and bank premises	2,892	3,015
Furniture, fixtures, and equipment	2,242	2,431
Advertising	176	401
Amortization of intangible assets	838	918
Due diligence, merger-related and merger integration expenses	1,646	—
Professional fees	1,433	1,368
Pennsylvania bank shares tax	749	116
Data processing	1,404	1,394
Other operating expenses	5,806	3,271
Total noninterest expenses	37,703	33,403
Income (loss) before income taxes	22,165	(14,120)
Income tax expense (benefit)	5,082	(2,957)
Net income (loss)	17,083	(11,163)
Net loss attributable to noncontrolling interest	—	—
Net income (loss) attributable to Bryn Mawr Bank Corporation	$17,083	$(11,163)
Basic earnings per common share	$0.86	$(0.56)
Diluted earnings per common share	0.85	(0.56)
Dividends paid or accrued per common share	0.27	0.26
Weighted-average basic shares outstanding	19,907,873	20,053,159
Dilutive shares	142,863	—
Adjusted weighted-average diluted shares	20,050,736	20,053,159

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (loss) attributable to Bryn Mawr Bank Corporation	$17,083	$(11,163)

Other comprehensive income:
Net change in unrealized (losses) gains on investment securities available for sale:
Unrealized investment (losses) gains, net of tax (benefit) expense of $(1,311) and $1,770, respectively	(4,930)	6,659

Net change in unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized losses arising during the period, net of tax benefit of $1,003 and $0, respectively	(3,769)	—
Reclassification adjustment for gains included in net income, net of tax expense of $39 and $0, respectively	(147)	—
Net unrealized losses on interest rate swaps used in cash flow hedges, net of tax benefit of $1,042 and $0, respectively	(3,916)	—

Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $14 and $6, respectively	52	23

Total other comprehensive (loss) income	(8,794)	6,682

Total comprehensive income (loss)	$8,289	$(4,481)

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Operating activities:
Net income (loss) attributable to Bryn Mawr Bank Corporation	$17,083	$(11,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for credit losses	(5,246)	35,350
Depreciation of fixed assets	1,601	2,008
Non-cash operating lease expense	753	804
Net amortization of investment premiums and discounts	1,806	807
Net gain on sale of loans	(250)	(782)
Stock based compensation	550	889
Amortization and net impairment of mortgage servicing rights	133	335
Net accretion of fair value adjustments	(515)	(949)
Amortization of intangible assets	838	918
Net gain on sale of OREO	—	(148)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(328)	(320)
Other, net	375	1,031
Loans originated for sale	(12,882)	(13,435)
Proceeds from loans sold	15,922	17,112
Provision for deferred income taxes	2	42
Change in income taxes payable/receivable, net	4,776	(3,322)
Change in accrued interest receivable	382	465
Change in accrued interest payable	81	982
Change in operating lease liabilities	(741)	(776)
Change in other assets	32,528	(88,149)
Change in other liabilities	(41,509)	77,422
Net cash provided by operating activities	15,359	19,121

Investing activities:
Purchases of investment securities available for sale	(127,795)	(58,214)
Purchases of investment securities held to maturity	—	(1,103)
Proceeds from maturity and paydowns of investment securities available for sale	538,338	526,881
Proceeds from maturity and paydowns of investment securities held to maturity	599	284
Net change in FHLB stock	6,680	11,816
Proceeds from calls of investment securities	17,434	28,500
Net change in other investments	(69)	(103)
Net portfolio loan and lease originations	(4,927)	(82,421)
Purchases of premises and equipment	(456)	(187)
Proceeds from sale of OREO	—	534
Net cash provided by investing activities	429,804	425,987

Financing activities:
Change in deposits	(473,945)	(63,219)
Change in short-term borrowings	(12,134)	(331,174)
Dividends paid	(5,387)	(5,243)
Change in long-term FHLB advances and other borrowings	—	(5,000)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(12)	(81)
Net purchase of treasury stock for deferred compensation plans	(31)	(36)
Net purchase of treasury stock through publicly announced plans	(2,567)	(7,249)
Proceeds from exercise of stock options	—	5
Net cash used in financing activities	(494,076)	(411,997)

Change in cash and cash equivalents	(48,913)	33,111
Cash and cash equivalents at beginning of period	96,313	53,931
Cash and cash equivalents at end of period	$47,400	$87,042

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$298	$323
Interest	$2,788	$8,792

Non-cash information:
Change in other comprehensive income	$(8,794)	$6,682
Change in deferred tax due to change in comprehensive income	$(2,339)	$1,776
Transfer of loans to OREO and repossessed assets	$—	$386

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended March 31, 2021
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2020	24,713,968	$24,714	$381,653	$(89,164)	$8,948	$296,941	$(770)	$622,322
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	17,083	—	17,083
Dividends paid or accrued, $0.27 per share	—	—	—	—	—	(5,455)	—	(5,455)
Other comprehensive loss, net of tax benefit of $2,339	—	—	—	—	(8,794)	—	—	(8,794)
Stock based compensation	—	—	550	—	—	—	—	550
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(12)	—	—	—	(12)
Net treasury stock activity for deferred compensation trusts	—	—	—	(31)	—	—	—	(31)
Purchase of treasury stock through publicly announced plans	—	—	—	(2,567)	—	—	—	(2,567)
Common stock issued:
Common stock issued through share-based awards and options exercises	800	1	(1)	—	—	—	—	—
Balance March 31, 2021	24,714,768	$24,715	$382,202	$(91,774)	$154	$308,569	$(770)	$623,096

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended March 31, 2020
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227
Net loss attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	(11,163)	—	(11,163)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	—	(2,801)	—	(2,801)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,294)	—	(5,294)
Other comprehensive income, net of tax expense of $1,776	—	—	—	—	6,682	—	—	6,682
Stock based compensation	—	—	889	—	—	—	—	889
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(81)	—	—	—	(81)
Net treasury stock activity for deferred compensation trusts	—	—	—	(36)	—	—	—	(36)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	5,311	5	—	—	—	—	—	5
Balance March 31, 2020	24,655,362	$24,655	$379,495	$(88,540)	$8,869	$269,395	$(695)	$593,179

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

In preparing the Unaudited Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in BMBC’s Annual Report on Form 10-K for the twelve months ended December 31, 2020 (the “2020 Annual Report”). Except as described below, the accounting policies applied in these Unaudited Consolidated Financial Statements are the same as those applied in the 2020 Annual Report.

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of March 31, 2021.

Adopted Pronouncements:

FASB ASU 2018-14 (Topic 715), “Compensation-Retirement Benefits - Defined Benefit Plans-General”

Issued in August 2018, ASU 2018-14, modifies, adds and removes certain disclosures aimed to improve the overall usefulness of the disclosure requirements to financial statement users. The guidance became effective for the Corporation on January 1, 2021 and the adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

FASB ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”

Issued in December 2019, ASU 2019-12 adds new guidance to simplify accounting for income taxes, changes the accounting for certain income tax transactions and makes minor improvements to the codification. The guidance became effective for the Corporation on January 1, 2021 and the adoption of this ASU did not have a material impact on our Consolidated Financial Statements and related disclosures.

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

Note 3 - Business Combinations

Pending Business Combination – WSFS Financial Corporation

On March 10, 2021, WSFS Financial Corporation (“WSFS”) and BMBC, jointly announced the signing of a definitive Agreement and Plan of Merger, dated as of March 9, 2021, between WSFS and BMBC whereby BMBC will merge with WSFS, in a 100% stock-consideration transaction with a fixed exchange ratio of 0.90 shares of WSFS common stock for each share of BMBC common stock outstanding. Simultaneously with the merger, the Bank will merge into WSFS Bank, a wholly-owned subsidiary of WSFS. Closing of the transaction is subject to customary approvals by regulators and stockholders of both companies.

The Corporation recorded $1.6 million of due diligence and merger-related expenses for the three months ended March 31, 2021 related to the pending merger with WSFS. These expenses primarily consisted of legal fees, investment banker fees and board of director fees.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of March 31, 2021 and December 31, 2020 are as follows:

As of March 31, 2021

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	113,010	450	(3,047)	110,413
Obligations of state and political subdivisions	2,152	16	—	2,168
Mortgage-backed securities	488,371	11,478	(2,521)	497,328
Collateralized mortgage obligations	16,551	522	—	17,073
Collateralized loan obligations	99,515	204	(53)	99,666
Corporate bonds	11,000	576	—	11,576
Other investment securities	650	—	—	650
Total	$731,349	$13,246	$(5,621)	$738,974

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,095	$5	$—	$500,100
Obligations of the U.S. government and agencies	92,449	868	(219)	93,098
Obligations of state and political subdivisions	2,149	22	—	2,171
Mortgage-backed securities	441,575	12,739	(457)	453,857
Collateralized mortgage obligations	18,680	583	—	19,263
Collateralized loan obligations	94,500	1	(97)	94,404
Corporate bonds	11,000	421	—	11,421
Other investment securities	650	—	—	650
Total	$1,161,098	$14,639	$(773)	$1,174,964

The following tables present the aggregate amount of gross unrealized losses as of March 31, 2021 and December 31, 2020 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2021

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$86,926	$(3,047)	$—	$—	$86,926	$(3,047)
Mortgage-backed securities	194,674	(2,521)	—	—	194,674	(2,521)
Collateralized loan obligations	25,947	(53)	—	—	25,947	(53)
Total	$307,547	$(5,621)	$—	$—	$307,547	$(5,621)

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$19,777	$(219)	$—	$—	$19,777	$(219)
Mortgage-backed securities	79,990	(457)	—	—	79,990	(457)
Collateralized loan obligations	31,903	(97)	—	—	31,903	(97)
Total	$131,670	$(773)	$—	$—	$131,670	$(773)

As of March 31, 2021, the Corporation’s available for sale investment securities consisted of 448 securities, 86 of which were in an unrealized loss position.

As of March 31, 2021, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of March 31, 2021, approximately 84.6% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of March 31, 2021. Accrued interest receivable on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $2.5 million at March 31, 2021 and is excluded from the estimate of credit losses.

As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

As of March 31, 2021 and December 31, 2020, securities having a fair value of $184.2 million and $282.3 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$2,618	$2,631	$502,465	$502,489
Due after one year through five years	20,642	21,190	18,679	19,167
Due after five years through ten years	98,804	96,050	77,433	77,681
Due after ten years	104,363	104,702	102,266	102,507
Subtotal	226,427	224,573	700,843	701,844
Mortgage-related securities(1)	504,922	514,401	460,255	473,120
Total	$731,349	$738,974	$1,161,098	$1,174,964

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of March 31, 2021 and December 31, 2020 are as follows:

As of March 31, 2021

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,126	$428	$(183)	$14,371

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,759	$451	$(24)	$15,186

The following table presents the aggregate amount of gross unrealized losses as of March 31, 2021 and December 31, 2020 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of March 31, 2021

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,034	$(183)	$—	$—	$4,034	$(183)

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,224	$(24)	$—	$—	$4,224	$(24)

As of March 31, 2021, none of the Corporation’s held to maturity investment securities were in an unrealized loss position. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. The bank does not record expected credit losses for these securities. Accrued interest receivable on held to maturity debt securities totaled $36 thousand at March 31, 2021 and is excluded from the estimate of credit losses.

The amortized cost and fair value of held to maturity investment securities as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$14,126	$14,371	$14,759	$15,186

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2021 and December 31, 2020, the Corporation’s investment securities held in trading accounts totaled $8.8 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 5 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details the amortized cost of loans and leases as of the dates indicated:

Loans and Leases
	March 31, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$3,210	$—	$3,210	$6,000	$—	$6,000
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,309,797	98,443	1,408,240	1,330,947	104,628	1,435,575
Commercial real estate (CRE) - owner-occupied	550,451	28,296	578,747	544,782	33,727	578,509
Home equity lines of credit	146,287	11,131	157,418	157,385	11,952	169,337
Residential mortgage - 1st liens	527,948	74,636	602,584	540,307	81,062	621,369
Residential mortgage - junior liens	26,220	1,180	27,400	22,375	1,420	23,795
Construction	178,411	9,061	187,472	153,131	8,177	161,308
Total real estate loans	2,739,114	222,747	2,961,861	2,748,927	240,966	2,989,893
Commercial & Industrial	483,265	3,559	486,824	442,283	4,155	446,438
Consumer	39,195	31	39,226	39,603	80	39,683
Leases	143,554	1,770	145,324	149,914	2,483	152,397
Total portfolio loans and leases	3,405,128	228,107	3,633,235	3,380,727	247,684	3,628,411
Total loans and leases	$3,408,338	$228,107	$3,636,445	$3,386,727	$247,684	$3,634,411
Loans with fixed rates	$1,161,527	$123,199	$1,284,726	$1,198,908	$134,084	$1,332,992
Loans with adjustable or floating rates	2,246,811	104,908	2,351,719	2,187,819	113,600	2,301,419
Total loans and leases	$3,408,338	$228,107	$3,636,445	$3,386,727	$247,684	$3,634,411
Net deferred loan origination fees (costs) included in the above loan table	$836	$—	$836	$673	$—	$673

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	March 31, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$157,245	$1,834	$159,079	$164,556	$2,583	$167,139
Unearned lease income	(19,664)	(91)	(19,755)	(20,746)	(138)	(20,884)
Initial direct costs and deferred fees	5,973	27	6,000	6,104	38	6,142
Total Leases	$143,554	$1,770	$145,324	$149,914	$2,483	$152,397

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	March 31, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$56	$—	$56	$57	$—	$57
CRE - owner-occupied	610	745	1,355	823	836	1,659
Home equity lines of credit	420	112	532	515	214	729
Residential mortgage - 1st liens	573	72	645	26	73	99
Residential mortgage - junior liens	151	33	184	50	35	85
Commercial & Industrial	1,490	—	1,490	1,657	118	1,775
Consumer	40	—	40	30	—	30
Leases	777	118	895	791	81	872
Total non-performing loans and leases	$4,117	$1,080	$5,197	$3,949	$1,357	$5,306

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$653	$—	$—	$653	$1,407,531	$1,408,184	$56	$1,408,240
CRE - owner-occupied	249	—	—	249	577,143	577,392	1,355	578,747
Home equity lines of credit	17	—	—	17	156,869	156,886	532	157,418
Residential mortgage - 1st liens	2,595	295	—	2,890	599,049	601,939	645	602,584
Residential mortgage - junior liens	163	—	—	163	27,053	27,216	184	27,400
Construction	—	—	—	—	187,472	187,472	—	187,472
Commercial & Industrial	157	8	—	165	485,169	485,334	1,490	486,824
Consumer	23	24	—	47	39,139	39,186	40	39,226
Leases	863	348	—	1,211	143,218	144,429	895	145,324
Total portfolio loans and leases	$4,720	$675	$—	$5,395	$3,622,643	$3,628,038	$5,197	$3,633,235

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,435,518	$1,435,518	$57	$1,435,575
CRE - owner-occupied	1,907	416	—	2,323	574,527	576,850	1,659	578,509
Home equity lines of credit	87	—	—	87	168,521	168,608	729	169,337
Residential mortgage - 1st liens	6,020	217	—	6,237	615,033	621,270	99	621,369
Residential mortgage - junior liens	88	58	—	146	23,564	23,710	85	23,795
Construction	—	—	—	—	161,308	161,308	—	161,308
Commercial & Industrial	—	—	—	—	444,663	444,663	1,775	446,438
Consumer	32	16	—	48	39,605	39,653	30	39,683
Leases	1,196	810	—	2,006	149,519	151,525	872	152,397
Total portfolio loans and leases	$9,330	$1,517	$—	$10,847	$3,612,258	$3,623,105	$5,306	$3,628,411

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$653	$—	$—	$653	$1,309,088	$1,309,741	$56	$1,309,797
CRE - owner-occupied	249	—	—	249	549,592	549,841	610	550,451
Home equity lines of credit	17	—	—	17	145,850	145,867	420	146,287
Residential mortgage - 1st liens	1,317	244	—	1,561	525,814	527,375	573	527,948
Residential mortgage - junior liens	141	—	—	141	25,928	26,069	151	26,220
Construction	—	—	—	—	178,411	178,411	—	178,411
Commercial & Industrial	157	8	—	165	481,610	481,775	1,490	483,265
Consumer	22	24	—	46	39,109	39,155	40	39,195
Leases	774	331	—	1,105	141,672	142,777	777	143,554
Total portfolio loans and leases	$3,330	$607	$—	$3,937	$3,397,074	$3,401,011	$4,117	$3,405,128

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,330,890	$1,330,890	$57	$1,330,947
CRE - owner-occupied	1,907	416	—	2,323	541,636	543,959	823	544,782
Home equity lines of credit	87	—	—	87	156,783	156,870	515	157,385
Residential mortgage - 1st liens	4,109	217	—	4,326	535,955	540,281	26	540,307
Residential mortgage - junior liens	84	56	—	140	22,185	22,325	50	22,375
Construction	—	—	—	—	153,131	153,131	—	153,131
Commercial & Industrial	—	—	—	—	440,626	440,626	1,657	442,283
Consumer	32	16	—	48	39,525	39,573	30	39,603
Leases	1,196	735	—	1,931	147,192	149,123	791	149,914
Total portfolio loans and leases	$7,415	$1,440	$—	$8,855	$3,367,923	$3,376,778	$3,949	$3,380,727

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of March 31, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$98,443	$98,443	$—	$98,443
CRE - owner-occupied	—	—	—	—	27,551	27,551	745	28,296
Home equity lines of credit	—	—	—	—	11,019	11,019	112	11,131
Residential mortgage - 1st liens	1,278	51	—	1,329	73,235	74,564	72	74,636
Residential mortgage - junior liens	22	—	—	22	1,125	1,147	33	1,180
Construction	—	—	—	—	9,061	9,061	—	9,061
Commercial & Industrial	—	—	—	—	3,559	3,559	—	3,559
Consumer	1	—	—	1	30	31	—	31
Leases	89	17	—	106	1,546	1,652	118	1,770
Total portfolio loans and leases	$1,390	$68	$—	$1,458	$225,569	$227,027	$1,080	$228,107

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$104,628	$104,628	$—	$104,628
CRE - owner-occupied	—	—	—	—	32,891	32,891	836	33,727
Home equity lines of credit	—	—	—	—	11,738	11,738	214	11,952
Residential mortgage - 1st liens	1,911	—	—	1,911	79,078	80,989	73	81,062
Residential mortgage - junior liens	4	2	—	6	1,379	1,385	35	1,420
Construction	—	—	—	—	8,177	8,177	—	8,177
Commercial & Industrial	—	—	—	—	4,037	4,037	118	4,155
Consumer	—	—	—	—	80	80	—	80
Leases	—	75	—	75	2,327	2,402	81	2,483
Total portfolio loans and leases	$1,915	$77	$—	$1,992	$244,335	$246,327	$1,357	$247,684

E. Allowance for Credit Losses (“ACL”) on Loans and Leases

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the Current Expected Credit Loss (“CECL”) model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of March 31, 2021 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of March 31, 2021 included commercial and industrial loans and leases.

For the three months ended March 31, 2021, there was a favorable change in the economic outlook impacting the ACL on loans and leases. Our CECL model, which had included a sharp deterioration in the Pennsylvania unemployment rate during the first and second quarters of 2020, began forecasting a declining rate of Pennsylvania unemployment as of the third quarter of 2020 and as of March 31, 2021, is forecasting a continued decrease in the rate through the first quarter of 2022, followed by a reversion to the long-term 15-year average.

In addition to these assumptions, management applied additional qualitative factors related to the continued stress, brought on by the COVID-19 pandemic, on certain segments of the loan portfolio. In particular, the retail and hospitality sectors of the nonowner-occupied CRE segment were directly impacted by the many shutdowns and curtailments of consumer activity during most of 2020.

The following tables present the activity in the ACL on loans and leases, by portfolio segment, for the three months ended March 31, 2021 and 2020:

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2020	$19,382	$6,982	$1,406	$7,782	$382	$2,707	$8,087	$325	$6,656	$53,709
Loans and leases charged-off	—	(189)	—	(1)	—	—	(128)	(122)	(649)	(1,089)
Recoveries collected	—	—	—	—	—	1	182	15	249	447
PCL on loans and leases	(3,605)	(948)	(126)	(2,143)	57	416	470	163	211	(5,505)
Balance, March 31, 2021	$15,777	$5,845	$1,280	$5,638	$439	$3,124	$8,611	$381	$6,467	$47,562

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	—	—	(114)	(728)	—	—	(627)	(294)	(2,626)	(4,389)
Recoveries collected	2	—	—	1	—	1	15	33	264	316
PCL on loans and leases	5,834	1,351	1,794	4,134	100	6,112	5,670	24	7,316	32,335
Balance, March 31, 2020	$13,329	$4,192	$2,748	$8,316	$517	$6,984	$8,734	$341	$8,909	$54,070

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of March 31, 2021:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2021	2020	2019	2018	2017	2016 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$28,765	$312,096	$400,014	$150,184	$104,760	$177,812	$42,377	$—	$1,216,008
	Pass-Watch	—	5,992	31,370	17,225	4,207	18,738	—	—	77,532
	Special Mention	—	—	—	8,889	4,971	26,044	—	—	39,904
	Substandard	56	7,878	29,370	11,812	1,417	24,263	—	—	74,796
	Total	$28,821	$325,966	$460,754	$188,110	$115,355	$246,857	$42,377	$—	$1,408,240
CRE - owner-occupied	Pass	$27,001	$124,814	$114,717	$103,666	$63,359	$73,387	$9,987	$—	$516,931
	Pass-Watch	—	10,169	2,335	4,746	7,122	4,529	—	—	28,901
	Special Mention	—	4,685	270	3,886	—	833	50	—	9,724
	Substandard	—	3,702	6,190	6,601	666	5,933	99	—	23,191
	Total	$27,001	$143,370	$123,512	$118,899	$71,147	$84,682	$10,136	$—	$578,747
Home equity lines of credit	Pass	$897	$580	$844	$—	$73	$2,057	$151,143	$800	$156,394
	Special Mention	—	—	—	—	—	—	491	—	491
	Substandard	—	—	59	25	99	348	2	—	533
	Total	$897	$580	$903	$25	$172	$2,405	$151,636	$800	$157,418
Residential mortgage - 1st liens	Pass	$24,617	$113,345	$104,791	$61,416	$70,906	$208,048	$1,062	$—	$584,185
	Pass-Watch	—	—	12,714	2,117	—	627	—	—	15,458
	Special Mention	—	—	—	341	—	—	—	—	341
	Substandard	—	877	338	69	249	1,067	—	—	2,600
	Total	$24,617	$114,222	$117,843	$63,943	$71,155	$209,742	$1,062	$—	$602,584
Residential mortgage - junior liens	Pass	$5,945	$2,804	$4,126	$3,152	$2,896	$8,078	$177	$—	$27,178
	Special Mention	—	—	—	37	—	—	—	—	37
	Substandard	103	—	—	—	—	82	—	—	185
	Total	$6,048	$2,804	$4,126	$3,189	$2,896	$8,160	$177	$—	$27,400
Construction	Pass	$31,459	$75,001	$44,426	$3,225	$824	$5,792	$12,916	$—	$173,643
	Pass-Watch	—	7,921	—	2,394	—	—	—	—	10,315
	Substandard	1,000	2,182	332	—	—	—	—	—	3,514
	Total	$32,459	$85,104	$44,758	$5,619	$824	$5,792	$12,916	$—	$187,472
Commercial & Industrial	Pass	$49,793	$111,966	$32,051	$59,606	$8,993	$33,876	$102,563	$—	$398,848
	Pass-Watch	—	18,142	4,979	2,279	4,494	305	10,719	—	40,918
	Special Mention	1,147	11,380	7,561	—	206	—	4,296	—	24,590
	Substandard	449	2,611	5,570	8,075	1,355	1,505	2,903	—	22,468
	Total	$51,389	$144,099	$50,161	$69,960	$15,048	$35,686	$120,481	$—	$486,824
Consumer	Pass	$316	$1,137	$2,998	$1,305	$164	$151	$32,216	$—	$38,287
	Substandard	—	903	21	15	—	—	—	—	939
	Total	$316	$2,040	$3,019	$1,320	$164	$151	$32,216	$—	$39,226
Leases	Pass	$10,679	$47,412	$50,707	$29,030	$6,012	$589	$—	$—	$144,429
	Substandard	—	147	361	230	148	9	—	—	895
	Total	$10,679	$47,559	$51,068	$29,260	$6,160	$598	$—	$—	$145,324
Total portfolio loans and leases		$182,227	$865,744	$856,144	$480,325	$282,921	$594,073	$371,001	$800	$3,633,235

(1) Year originated or renewed, whichever is more recent.

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing as of the dates indicated:

As of March 31, 2021
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$56	$—	$—
CRE - owner-occupied	1,335	—	—
Home equity lines of credit	532	—	—
Residential mortgage - 1st liens	645	—	—
Residential mortgage - junior liens	184	—	—
Construction	—	—	—
Commercial & Industrial	1,490	—	—
Consumer	—	40	—
Leases	—	895	—
Total non-performing loans and leases	$4,242	$935	$—

As of December 31, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	1,775	—	—
Consumer	—	30	—
Leases	—	872	—
Total non-performing loans and leases	$4,404	$902	$—

For the three ended March 31, 2021, no interest income was recognized on nonaccrual loans and leases.

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

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss, as of the dates indicated:

As of March 31, 2021
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$56	$—	$—
CRE - owner-occupied	1,335	—	—
Home equity lines of credit	532	—	—
Residential mortgage - 1st liens	645	—	—
Residential mortgage - junior liens	184	—	—
Construction	—	—	—
Commercial & Industrial	—	1,490	—
Consumer	—	40	40
Leases	—	895	733
Total collateral-dependent loans and leases	$2,752	$2,425	$773

As of December 31, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	—	1,775	—
Consumer	—	30	30
Leases	—	872	814
Total collateral-dependent loans and leases	$2,629	$2,677	$844

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

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), loans to borrowers experiencing financial difficulty related to the COVID-19 pandemic which were granted short-term modifications after March 1, 2020 and which were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above delinquency criteria (e.g., not more than 30 days past due as of December 31, 2019), the Corporation applies the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were less than 30 days past due as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are also exempt from TDR classification. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. As of March 31, 2021, 31 consumer loans and leases in the amount of $4.5 million and 42 commercial loans in the amount of $61.5 million are within a deferral period under the Bank's modification programs, the total comprising 1.8% of the Bank’s portfolio loans and leases. As of December 31, 2020, 66 consumer loans and leases in the amount of $7.3 million and 37 commercial loans in the amount of $67.7 million are within a deferral period under the Bank's COVID-19 modification programs, the total comprising 2.1% of the Bank’s portfolio loans and leases.

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings
(dollars in thousands)	March 31, 2021	December 31, 2020
TDRs included in nonperforming loans and leases	$1,480	$1,737
TDRs in compliance with modified terms	6,967	7,046
Total TDRs	$8,447	$8,783

The following tables present information regarding loan and lease modifications categorized as TDRs for the three months ended March 31, 2021:

Troubled Debt Restructurings
	For the Three Months Ended March 31, 2021
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage - 1st liens	1	103	103
Leases	7	361	361
Total	8	$464	$464

The following table presents information regarding the types of loan and lease modifications made for the three months ended March 31, 2021:

Troubled Debt Restructurings
	Number of Contracts for the Three Months Ended March 31, 2021
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Residential mortgage - 1st liens	—	1	—	—	—
Leases	—	—	—	7	—
Total	—	1	—	7	—

For the three months ended March 31, 2021, two commercial & industrial loans, in the aggregate amount of $128 thousand, one lease in the amount of $27 thousand and two owner-occupied commercial real estate loans in the aggregate amount of $194 thousand, that were modified as TDRs during the past 12 months defaulted and were charged off.

G. ACL on Off-Balance Sheet ("OBS") Credit Exposures

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

The ACL on OBS credit exposure as of March 31, 2021 and December 31, 2020 was $3.2 million and $2.9 million, respectively. The Corporation recorded a provision for credit losses on OBS credit exposures of $259 thousand and $3.0 million for the three months ended March 31, 2021 and 2020 respectively.

H. ACL on Accrued Interest Receivable

Accrued interest receivable on loans and leases, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $11.2 million and $12.1 million as of March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses due to our charge-off policy to reverse accrued interest in a timely manner on loans and leases that are 90-days past due and deemed nonperforming. However, the Corporation continued to accrue interest on loans and leases for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic. Deferrals under the Corporation's modification program may be for durations which exceed the Corporation’s 90-day write-off policy for accrued interest. Therefore, these interest deferrals do not qualify for the Corporation’s election to not recognize a credit loss allowance for credit losses on accrued interest receivable. Accordingly, the Corporation has estimated credit losses for COVID-19 interest deferrals of $62 thousand and $64 thousand as of March 31, 2021 and December 31, 2020, respectively, which is included as a reduction to Accrued interest receivable on the Consolidated Balance Sheet.

Note 6 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance, beginning of period	$2,626	$4,450
Additions	—	—
Amortization	(133)	(104)
Impairment	—	(231)
Balance, end of period	$2,493	$4,115

Fair value	$2,493	$4,115
Residential mortgage loans serviced for others	$335,106	$482,911

As of March 31, 2021, and December 31, 2020, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Fair value amount of MSRs	$2,493	$2,632
Weighted average life (in years)	4.6	4.9
Prepayment speeds (constant prepayment rate)(1)	14.2%	13.1%
Impact on fair value:
10% adverse change	$(130)	$(141)
20% adverse change	(252)	(273)
Discount rate	9.56%	9.56%
Impact on fair value:
10% adverse change	$(74)	$(81)
20% adverse change	(143)	(156)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At March 31, 2021 and December 31, 2020, the fair value of the MSRs was $2.5 million and $2.6 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the three months ended March 31, 2021:

(dollars in thousands)	Balance December 31, 2020	Amortization	Balance March 31, 2021	Amortization Period
Goodwill – Wealth	$20,412	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	6,609	Indefinite
Total Goodwill	184,012	—	184,012
Core deposit intangible	3,488	(231)	3,257	10 years
Customer relationships	10,012	(451)	9,561	5 to 20 years
Non-compete agreements	722	(48)	674	5 to 10 years
Trade name	1,191	(108)	1,083	3 to 5 years
Domain name	151	—	151	Indefinite
Total Intangible Assets	15,564	(838)	14,726
Total Goodwill and Intangible Assets	$199,576	$(838)	$198,738

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2020 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the five months ended March 31, 2021, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 – Deposits

The following table details the components of deposits:

(dollars in thousands)	March 31, 2021	December 31, 2020
Interest-bearing demand	$671,854	$885,802
Money market	1,201,115	1,163,620
Savings	286,124	282,406
Retail time deposits	301,702	331,527
Wholesale non-maturity deposits	70,605	275,011
Wholesale time deposits	6,134	36,045
Total interest-bearing deposits	2,537,534	2,974,411
Noninterest-bearing deposits	1,364,716	1,401,843
Total deposits	$3,902,250	$4,376,254

Note 9 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Repurchase agreements(1) – commercial customers	$18,027	$38,836
Short-term FHLB advances	42,000	33,325
Total short-term borrowings	$60,027	$72,161
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at period-end	$60,027	$162,045
Maximum amount outstanding at any month end	60,027	162,045
Average balance outstanding during the period	32,020	140,585

Weighted-average interest rate:
As of the period-end	0.25%	0.86%
Paid during the period	0.13%	1.30%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of March 31, 2021 and December 31, 2020, the Corporation had $39.9 million and $39.9 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	March 31, 2021	December 31, 2020
Within one year	$39,941	$39,906
Over one year through five years	—	—
Total	$39,941	$39,906

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	March 31, 2021	December 31, 2020
Bullet maturity – fixed rate	8/24/2021	11/12/2021	1.68%	1.40%	1.85%	$39,941	$39,906

(1) Maturity range, weighted average rate and coupon rate range refers to March 31, 2021 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $6.0 million at March 31, 2021, and $12.7 million at December 31, 2020. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.78 billion as of March 31, 2021 of which the unused capacity was $1.70 billion. In addition, there were $74.0 million in the overnight federal funds line available and $121.4 million of FRB discount window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,164	4.25%	$69,133	4.25%
Subordinated notes – due 2025	29,764	3.27	29,750	3.29
Total subordinated notes	$98,928		$98,883

(1) The 2027 Notes bear interest at an annual fixed rate of 4.25% from the date of issuance until and including December 14, 2022, and will thereafter bear interest at a variable rate that will reset quarterly to a level equal to the then-current three-month LIBOR rate plus 2.050% until December 15, 2027, or any early redemption date.

(2) The 2025 Notes were bearing interest at an annual fixed rate of 4.75% from the date of issuance until and including August 14, 2020, and thereafter bear interest at a variable rate that resets quarterly to a level equal to the then-current three-month LIBOR rate plus 3.068% until August 15, 2025, or any early redemption date.

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and BMBC assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million. The junior subordinated debentures incur interest at a coupon rate of 2.33% as of March 31, 2021. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 12 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of March 31, 2021, the Corporation’s leases have remaining lease terms ranging from three months to 21 years including extension options that the Corporation is reasonably certain will be exercised.

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

As of March 31, 2021, the Corporation’s ROU assets and related lease liabilities were $33.8 million and $39.5 million, respectively.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
(dollars in thousands)
Operating lease expense	$1,103	$1,198
Short term lease expense	15	15
Variable lease expense	324	357
Sublease income	(5)	(9)
Total lease expense	$1,437	$1,561

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,091	$1,171
ROU assets obtained in exchange for lease liabilities	—	—

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of March 31, 2021 are as follows:

March 31, 2021
(dollars in thousands)
2021	$3,085
2022	3,924
2023	3,771
2024	3,793
2025	3,859
2026 and thereafter	32,548
Total lease payments	50,980
Less: imputed interest	11,437
Present value of operating lease liabilities	$39,543

As of March 31, 2021, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 13.79 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2021 is 3.60%.

As of March 31, 2021, the Corporation had not entered into any material leases that have not yet commenced.

Note 13 – Derivative Instruments and Hedging Activities

A.Derivatives not designated as hedging instruments

Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Management manages these risks as part of its asset and liability management process and through credit policies and procedures. Management seeks to minimize counterparty credit risk by establishing credit limits and collateral agreements and utilizes certain derivative financial instruments to enhance its ability to manage interest rate risk that exists as part of its ongoing business operations. The Corporation enters into derivative transactions as an economic hedge of derivative offerings to Bank customers. The Corporation does not use derivative financial instruments for trading purposes.

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2021, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2021, there were no fair value adjustments related to credit quality.

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

The following table details the derivatives not designated as hedging instruments as of March 31, 2021 and December 31, 2020:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(2)
Derivatives not designated as hedging instruments
As of March 31, 2021:
Customer derivatives – interest rate swaps	$1,150,756	$75,837	$1,150,756	$75,837
FX forwards	4,647	40	2,136	21
RPAs sold	—	—	44,284	16
RPAs purchased	59,280	154	—	—
Total derivatives	$1,214,683	$76,031	$1,197,176	$75,874
As of December 31, 2020:
Customer derivatives – interest rate swaps	$1,102,753	$113,848	$1,102,753	$113,848
FX forwards	9,146	52	9,856	70
RPAs sold	—	—	33,111	30
RPAs purchased	55,415	342	—	—
Total derivatives	$1,167,314	$114,242	$1,145,720	$113,948
(1) Included within Other Assets on the Unaudited Consolidated Balance Sheet.
(2) Included within Other Liabilities on the Unaudited Consolidated Balance Sheet.

B.Derivatives designated as hedging instruments

Management's objectives in using interest rate derivative financial instruments are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation has entered into interest rate swaps designated as cash flow hedges that involve the receipt of fixed rate amounts from a counterparty in exchange for the Corporation making variable rate payments. As of March 31, 2021, the Corporation had entered into three interest rate swaps with an aggregate notional value of $150.0 million. The Corporation will pay a floating rate component of interest equal to the one-month LIBOR rate for up to ten years while receiving a fixed rate of interest. The interest paid on the variable rate component is intended to offset the interest received on variable rate commercial mortgages within the Corporation's loan portfolio. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreement.

The following table summarizes information about the interest rate swaps designated as cash flow hedges as of March 31, 2021:

(dollars in thousands)
Notional Amount	$150,000
Weighted average fixed-receive rate	1.19%
Weighted average pay-float rate	0.11%
Weighted average maturity in years	9.24

The following table details the derivatives designated as hedging instruments as of March 31, 2021. The Corporation did not have derivatives designated as hedging instruments as of December 31, 2020:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value(1)
Derivatives designated as hedging instruments
As of March 31, 2021:
Interest rate swaps	$—	$—	$150,000	$4,958
(1) Included within Other Liabilities on the Unaudited Consolidated Balance Sheet.

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2021:

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swaps	$(4,772)	Interest Income	$186

During the next twelve months, the Corporation estimates that $1.1 million will be reclassified as an increase to interest income.

Gains and losses on interest rate swaps related to funding liabilities are recorded in interest income. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Unaudited Consolidated Statement of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income or expense.

C.Pledged Collateral

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at March 31, 2021 and December 31, 2020 was $63.8 million and $124.8 million, respectively, and is comprised of a combination of cash and investment securities. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $57.7 million and $113.2 million as of March 31, 2021 and December 31, 2020, respectively.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the three months ended March 31, 2021 or 2020.

Note 15 – Shareholders’ Equity

Dividend

On April 22, 2021, BMBC’s Board of Directors declared a regular quarterly dividend of $0.27 per share payable June 1, 2021 to shareholders of record as of May 4, 2021. During the first quarter of 2021, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.27 per share. This dividend totaled $5.5 million, based on outstanding shares and restricted stock units as of February 1, 2021 of 20,207,124 shares.

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

For the three months ended March 31, 2021, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three months ended March 31, 2021. No other sales of equity securities were executed under the Shelf Registration Statement during the three months ended March 31, 2021.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three months ended March 31, 2021, no shares were issued pursuant to the exercise of stock options. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $551 thousand for the three months ended March 31, 2021, respectively.

Stock Repurchases

On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019. During the three months ended March 31, 2021, 80,788 shares were repurchased under the 2019 Program at an average price of $31.77. During the three months ended March 31, 2020, 207,201 shares were repurchased under the 2019 Program at an average price of $34.99. All share repurchases were accomplished in open market transactions. As of March 31, 2021, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 629,244, at an aggregate purchase price not to exceed $32.2 million.

In addition to the 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 16 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$10,954	$—	$(2,006)	$8,948
Other comprehensive income	(4,930)	(3,916)	52	(8,794)
Balance, March 31, 2021	$6,024	$(3,916)	$(1,954)	$154

Balance, December 31, 2019	$3,910	$—	$(1,723)	$2,187
Other comprehensive income	6,659	—	23	6,682
Balance, March 31, 2020	$10,569	$—	$(1,700)	$8,869

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three months ended March 31, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended March 31,		Affected Income Statement Category
	2021	2020
Net unrealized losses on interest rate swaps used in cash flow hedges:
Reclassification adjustment for gains included in net income	$(186)	$—	Interest income
Income tax effect	39	—	Income tax expense
Net of income tax	$(147)	$—	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$35	$18	Other operating expenses
Income tax effect	(7)	(4)	Income tax expense
Net of income tax	$28	$14	Net income

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

	Three Months Ended March 31,
(dollars in thousands except share and per share data)	2021	2020
Numerator:
Net income available to common shareholders	$17,083	$(11,163)
Denominator for basic earnings per share – weighted average shares outstanding	19,907,873	20,053,159
Effect of dilutive common shares	142,863	—
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,050,736	20,053,159
Basic earnings per share	$0.86	$(0.56)
Diluted earnings per share	0.85	(0.56)
Antidilutive shares excluded from computation of average dilutive earnings per share	—	25,117

Note 18 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$12,836	$12,836	$—	$11,168	$11,168
Insurance commissions	—	1,464	1,464	—	1,533	1,533
Capital markets revenue(1)	1,596	—	1,596	2,361	—	2,361
Service charges on deposit accounts	696	—	696	846	—	846
Loan servicing and other fees(1)	304	—	304	461	—	461
Net gain on sale of loans(1)	250	—	250	782	—	782
Dividends on FHLB and FRB stock(1)	222	—	222	444	—	444
Other operating income(2)	2,461	12	2,473	544	13	557
Total noninterest income	$5,529	$14,312	$19,841	$5,586	$12,714	$18,300

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $721 thousand and $620 thousand for the three months ended March 31, 2021 and 2020, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

No options were forfeited, expired, or exercised the three months ended March 31, 2021. The following table provides information about options outstanding as of March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, March 31, 2021	225	18.33	12.93

As of March 31, 2021 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Proceeds from exercise of stock options	$—	$5
Related tax benefit recognized	—	2
Net proceeds of options exercised	$—	$7

Intrinsic value of options exercised	$—	$8

The following table provides information about options outstanding and exercisable at March 31, 2021:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	225	225
Weighted average exercise price	$18.33	$18.33
Aggregate intrinsic value	$3	$3
Weighted average remaining contractual term in years	2.8	2.8

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

For the three months ended March 31, 2021, the Corporation recognized $448 thousand of expense related to the Corporation’s RSUs. As of March 31, 2021, there was $2.8 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 1.9 years.

The following table details the RSUs for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	114,846	$38.00
Granted	36,791	35.09
Vested	(800)	43.95
Forfeited	—	—
Ending balance	150,837	37.26

PSUs

For the three months ended March 31, 2021, the Corporation recognized $103 thousand of expense related to the PSUs. As of March 31, 2021, there was $3.8 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.2 years.

The following table details the PSUs for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	149,911	$37.60
Granted	56,144	34.99
Vested	—	—
Forfeited	—	—
Ending balance	206,055	36.89

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

As of March 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	110,413	—	110,413	—
Obligations of state & political subdivisions	2,168	—	2,168	—
Mortgage-backed securities	497,328	—	497,328	—
Collateralized mortgage obligations	17,073	—	17,073	—
Collateralized loan obligations	99,666	—	99,666	—
Corporate bonds	11,576	—	11,576	—
Other investment securities	650	—	650	—
Total investment securities available for sale	738,974	100	738,874	—

Investment securities trading:
Mutual funds	8,777	8,777	—	—

Derivatives:
Interest rate swaps	75,837	—	75,837	—
RPAs purchased	154	—	154	—
FX forwards	40	—	40	—
Total derivatives	76,031	—	76,031	—

Total recurring fair value measurements	$823,782	$8,877	$814,905	$—

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,100	$500,100	$—	$—
Obligations of U.S. government & agencies	93,098	—	93,098	—
Obligations of state & political subdivisions	2,171	—	2,171	—
Mortgage-backed securities	453,857	—	453,857	—
Collateralized mortgage obligations	19,263	—	19,263	—
Collateralized loan obligations	94,404	—	94,404	—
Corporate bonds	11,421	—	11,421	—
Other investment securities	650	—	650	—
Total investment securities available for sale	1,174,964	500,100	674,864	—

Investment securities trading:
Mutual funds	8,623	8,623	—	—

Derivatives:
Interest rate swaps	113,848	—	113,848	—
RPAs purchased	342	—	342	—
FX forwards	52	—	52	—
Total derivatives	114,242	—	114,242	—

Total recurring fair value measurements	$1,297,829	$508,723	$789,106	$—

There have been no transfers between levels during the three months ended March 31, 2021.

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

Other Real Estate Owned (“OREO”)

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy. The Corporation did not have any OREO at March 31, 2021 or December 31, 2020.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020:

As of March 31, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$2,493	$—	$—	$2,493
Loans and leases individually evaluated for credit losses	11,323	—	—	11,323
Total non-recurring fair value measurements	$13,816	$—	$—	$13,816

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$2,632	$—	$—	$2,632
Loans and leases individually evaluated for credit losses	11,142	—	—	11,142
Total non-recurring fair value measurements	$13,774	$—	$—	$13,774

During the three months ended March 31, 2021, a net increase of $139 thousand was recorded in the ACL on loans and leases as a result of adjusting the carrying value and estimated fair value of loans and leases individually evaluated for credit losses in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		March 31, 2021		December 31, 2020
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$47,400	$47,400	$96,313	$96,313
Investment securities - available for sale	See Note 20	738,974	738,974	1,174,964	1,174,964
Investment securities - trading	See Note 20	8,777	8,777	8,623	8,623
Investment securities – held to maturity	Level 2	14,126	14,371	14,759	15,186
Loans held for sale	Level 2	3,210	3,210	6,000	6,000
Net portfolio loans and leases	Level 3	3,585,673	3,483,821	3,574,702	3,489,322
MSRs	Level 3	2,493	2,493	2,626	2,632
Interest rate swaps	Level 2	75,837	75,837	113,848	113,848
FX forwards	Level 2	40	40	52	52
RPAs purchased	Level 2	154	154	342	342
Other assets	Level 3	38,855	38,855	45,847	45,847
Total financial assets		$4,515,539	$4,413,932	$5,038,076	$4,953,129
Financial liabilities:
Deposits	Level 2	$3,902,250	$4,379,021	$4,376,254	$4,379,021
Short-term borrowings	Level 2	60,027	60,027	72,161	72,161
Long-term FHLB advances	Level 2	39,941	40,346	39,906	40,441
Subordinated notes	Level 2	98,928	91,331	98,883	90,735
Junior subordinated debentures	Level 2	21,983	19,607	21,935	27,812
Interest rate swaps	Level 2	80,795	80,795	113,848	113,848
FX forwards	Level 2	21	21	70	70
RPAs sold	Level 2	16	16	30	30
Other liabilities	Level 3	47,909	47,909	45,734	45,734
Total financial liabilities		$4,251,870	$4,719,073	$4,768,821	$4,769,852

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at March 31, 2021 and December 31, 2020 were $987.0 million and $924.5 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of March 31, 2021 and December 31, 2020 were $20.1 million and $21.1 million, respectively.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one such repurchase of approximately $200 thousand during the three months ended March 31, 2021.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$34,781	$—	$34,781	$36,332	$1	$36,333
(Recovery of) provision for credit losses	(5,246)	—	(5,246)	35,350	—	35,350
Net interest income after PCL	40,027	—	40,027	982	1	983
Noninterest income:
Fees for wealth management services	—	12,836	12,836	—	11,168	11,168
Insurance commissions	—	1,464	1,464	—	1,533	1,533
Capital markets revenue	1,596	—	1,596	2,361	—	2,361
Service charges on deposit accounts	696	—	696	846	—	846
Loan servicing and other fees	304	—	304	461	—	461
Net gain on sale of loans	250	—	250	782	—	782
Net gain on sale of OREO	—	—	—	148	—	148
Other operating income	2,683	12	2,695	988	13	1,001
Total noninterest income	5,529	14,312	19,841	5,586	12,714	18,300

Noninterest expenses:
Salaries & wages	11,428	5,402	16,830	11,859	5,130	16,989
Employee benefits	2,598	1,089	3,687	2,597	903	3,500
Occupancy and bank premises	2,371	521	2,892	2,516	499	3,015
Amortization of intangible assets	231	607	838	292	626	918
Professional fees	1,252	181	1,433	1,097	271	1,368
Other operating expenses	10,748	1,275	12,023	6,221	1,392	7,613
Total noninterest expenses	28,628	9,075	37,703	24,582	8,821	33,403
Segment profit (loss)	16,928	5,237	22,165	(18,014)	3,894	(14,120)
Intersegment (revenues) expenses(1)	(160)	160	—	(178)	178	—
Pre-tax segment profit after eliminations	$16,768	$5,397	$22,165	$(18,192)	$4,072	$(14,120)
% of segment pre-tax profit after eliminations	75.7%	24.3%	100.0%	128.8%	(28.8)%	100.0%
Segment assets (dollars in millions)	$4,867.1	$47.4	$4,914.5	$4,871.8	$51.2	$4,923.0

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	March 31, 2021	December 31, 2020
Assets under management, administration, supervision and brokerage	$20,059.4	$18,976.5

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first three months of 2021 compared to the financial condition as of December 31, 2020. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three months ended March 31, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

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

The COVID-19 pandemic is adversely affecting us, our clients, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition, the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•the possibility that the proposed merger with WSFS does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
•the delay in or failure to close the proposed merger for any other reason;
•changes in WSFS’s share price before closing of the proposed merger;
•the outcome of any legal proceedings that have, or may in the future, be instituted against WSFS or BMBC;
•the occurrence of any event, change or other circumstance that could give rise to the right of one or both of WSFS and BMBC to terminate the merger agreement providing for the merger;
•the risk that the businesses of WSFS and the Corporation will not be integrated successfully;
•the possibility that the cost savings and any synergies or other anticipated benefits from the proposed merger may not be fully realized or may take longer to realize than expected;
•disruption from the proposed merger making it more difficult to maintain relationships with employees, customers or other parties with whom WSFS or the Corporation have business relationships;
•diversion of management time on merger-related issues;
•risks relating to the potential dilutive effect of the shares of WSFS common stock to be issued in the proposed transaction;
•the reaction to the proposed transaction of the companies’ customers, employees and counterparties;

•uncertainty as to the extent of the duration, scope, and impacts of the COVID-19 pandemic on WSFS, BMBC and the proposed merger;
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
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which has changed how we estimate credit losses and may result in further increases in the required level of our allowance for credit losses;

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
•risks related to our past or future, if any, mergers and acquisitions, such as our pending transaction with WSFS, including, but not limited to: reputational risks; client and customer retention risks; diversion of management’s time for integration-related issues; risk that the transaction may be delayed, including as a result of regulatory action or failure for either party's shareholders to approve the transaction; integration may take longer than anticipated or cost more than expected; anticipated benefits of the merger or acquisition, including any anticipated cost savings or strategic gains, may take longer or be significantly harder to achieve, or may not be realized; litigation risk;
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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of the Corporation's 2020 Annual Report, as supplemented by those set forth under the caption titled “Risk Factors” beginning on page 68 of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Quarterly Report or incorporated documents. For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the SEC, including our 2020 Annual Report, as updated by our quarterly or other reports subsequently filed with the SEC.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”, and together with its subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment finance, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from, as of March 31, 2021, 41 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

As a result, management has identified the accounting policies and estimates related to the ACL on loans and leases that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company’s financial statements are appropriate. For a further description of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the audited Consolidated Financial Statements in the 2020 Annual Report, as well as Note 1, “Basis of Presentation, Principles of Consolidation, and Significant Accounting Policies,” in the accompanying Notes to Unaudited Consolidated Financial Statements.

Impact of COVID-19

In the first quarter of 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19. Our banking products and services are delivered primarily in Southeastern Pennsylvania, Southern and Central New Jersey, and Delaware, each of which had a stay-at-home orders in place and had mandated closure all non-essential businesses during periods of 2020.

To address the economic impact in the U.S., in March and April 2020, President Trump signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other measures, the CARES Act created funding for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided forgivable loans to small businesses to help them keep their employees on payroll and to make other eligible payments. The first round of PPP funding allocated $349 billion to small businesses. This first round was followed by two subsequent rounds of PPP funding of $310 billion, expiring in August 2020 and $284 billion expiring March 31, 2021 or until funds are exhausted.

On April 9, 2020, the Federal Reserve took additional steps to bolster the economy by providing additional funding sources for small and mid-sized businesses as well as for state and local governments as they worked through cash flow stresses caused by the COVID-19 pandemic. Additionally, the Federal Reserve took other steps to provide fiscal and monetary stimuli, including reducing the federal funds rate and the interest rate on the Federal Reserve’s discount window, and implemented programs to promote liquidity in certain securities markets. The Federal Reserve, along with other U.S. banking regulators, also issued interagency guidance to financial institutions that are working with borrowers affected by the COVID-19 pandemic.

To provide relief from the economic impacts of COVID-19, the Corporation has offered assistance to our commercial, consumer and small business clients by waiving fees for early CD redemptions, overdrafts, and minimum deposit balance requirements, as well as implemented consumer and commercial loan modification programs.

The Corporation’s modification program for consumer credit products includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of March 31, 2021, 31 consumer loans in the amount of $4.5 million were within a deferral period under the program. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, an additional deferral period may be extended to a borrower who is continuing to experience financial difficulties associated with the COVID-19 pandemic.

The Corporation’s modification programs for commercial loan and lease products include a three- or six-month deferral of principal and interest or a three- or six-month period of interest-only payments, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. As of March 31, 2021 42 commercial loans and leases in the amount of $61.5 million were within a deferral period under the program. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

Based on the provisions of the CARES Act, COVID-19 related modifications to consumer and commercial loans that were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to consumer or commercial loans that were less than 30 days past due as of the loan modification program implementation date are not considered TDRs. For more information, see Section F - Troubled Debt Restructurings of Note 5 – Loans and Leases, in the Notes to the Unaudited Consolidated Financial Statements.

As discussed in more detail below, we recorded a recovery of PCL on loans and leases during the first quarter of 2021,driven by the current and forward-looking easing of the economic impacts of the COVID-19 pandemic. Due to the high degree of uncertainty surrounding the COVID-19 pandemic, the full extent of COVID-19’s effects on our business, operations or the economy as a whole are not yet known and may adversely affect our business, results of operations and financial condition in future fiscal periods. For more information on how the risks related to COVID-19, see the section titled Risk Factors in Part I, Item 1A of our 2020 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three months ended March 31, 2021, as compared to the same period in 2020, and the changes in its financial condition as of March 31, 2021 as compared to December 31, 2020. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•Net income attributable to the Corporation was $17.1 million, or $0.85 diluted earnings per share, for the three months ended March 31, 2021 as compared to a net loss of $(11.2) million, or $(0.56) diluted earnings per share for the same period in 2020.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended March 31, 2021 were 11.09% and 1.39%, respectively, as compared to ROAE and ROAA of (7.30)% and (0.93)%, respectively, for the same period in 2020.

•Tax-equivalent net interest income decreased $1.5 million, or 4.3%, to $34.9 million for the three months ended March 31, 2021, as compared to $36.4 million for the same period in 2020.

•The provision for credit losses (“PCL”), which includes the provision for credit losses on loans and leases, off-balance sheet credit exposures, and accrued interest receivable on COVID-19 deferrals, for the three months ended March 31, 2021 was a recovery of $5.2 million, a decrease of $40.6 million from the $35.4 million PCL recorded for the same period in 2020.

•Noninterest income of $19.8 million for the three months ended March 31, 2021 increased $1.5 million as compared to $18.3 million for the same period in 2020. Fees for wealth management services of $12.8 million for the three months ended March 31, 2021 increased $1.7 million as compared to the same period in 2020. Capital markets revenue and insurance commissions of $1.6 million and of $1.5 million, respectively, for the three months ended March 31, 2021 decreased $765 thousand and $69 thousand, respectively, as compared to the same period in 2020.

•Noninterest expense of $37.7 million for the three months ended March 31, 2021 increased $4.3 million, from $33.4 million for the same period in 2020. Included in noninterest expense for the three months ended March 31, 2021 are $1.6 million of due diligence and merger-related expenses related to the pending merger with WSFS. These expenses primarily consisted of legal fees, investment banker fees and board of director fees.

Changes in Financial Condition

•Total assets of $4.91 billion as of March 31, 2021 decreased $517.5 million from $5.43 billion as of December 31, 2020.

•Total shareholders’ equity of $623.1 million as of March 31, 2021 increased $774 thousand from $622.3 million as of December 31, 2020.

•Total portfolio loans and leases as of March 31, 2021 were $3.63 billion, an increase of $4.8 million from $3.63 billion as of December 31, 2020.

•Total non-performing loans and leases of $5.2 million represented 0.14% of portfolio loans and leases as of March 31, 2021 as compared to $5.3 million, or 0.15% of portfolio loans and leases as of December 31, 2020.

•The $47.6 million ACL on loans and leases, as of March 31, 2021, represented 1.31% of portfolio loans and leases, as compared to $53.7 million or 1.48% of portfolio loans and leases as of December 31, 2020.

•Total deposits of $3.90 billion as of March 31, 2021 decreased $474.0 million from $4.38 billion as of December 31, 2020.

•Wealth assets under management, administration, supervision and brokerage as of March 31, 2021 were $20.06 billion, an increase of $1.08 billion from $18.98 billion as of December 31, 2020.

Key Performance Ratios

Key financial performance ratios for the three months ended March 31, 2021 and 2020 are shown in the table below:

	Three Months Ended March 31,
	2021	2020
Return on average equity	11.09%	(7.30)%
Return on average assets	1.39	(0.93)
Tax-equivalent net interest margin	3.16	3.38
Equity to assets ratio	12.58	12.69
Basic earnings per share	$0.86	$(0.56)
Diluted earnings per share	0.85	(0.56)
Dividends paid or accrued per share	0.27	0.26
Dividends paid or accrued per share to net income per basic common share	31.4%	(46.4)%

The following table presents certain key period-end balances and ratios as of March 31, 2021 and December 31, 2020:

(dollars in millions, except per share amounts)	March 31, 2021	December 31, 2020
Book value per share	$31.34	$31.18
ACL on loans and leases as a percentage of portfolio loans and leases	1.31%	1.48%
Tier I capital to risk weighted assets	12.08	11.86
Loan to deposit ratio	93.1	82.9
Wealth assets under management, administration, supervision and brokerage	$20,059.4	$18,976.5
Portfolio loans and leases	3,633.2	3,628.4
Total assets	4,914.5	5,432.0
Total shareholders’ equity	623.1	622.3

The following sections discuss, in greater detail, the Corporation’s results of operations for the three months ended March 31, 2021, as compared to the same period in 2020, and the changes in its financial condition as of March 31, 2021 as compared to December 31, 2020.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The tables within "Management’s Discussion and Analysis of Results of Operation and Financial Condition – Analyses of Interest Rates and Interest Differential” beginning at page 54 below present a summary, for the three months ended March 31, 2021 and 2020, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended March 31, 2021 Compared to the Same Period in 2020

For the three months ended March 31, 2021, tax-equivalent net interest income decreased $1.5 million, or 4.3%, to $34.9 million, as compared to $36.4 million for the same period in 2020.

The change in tax-equivalent net interest income adjusted for purchase accounting included decreases of $7.8 million, $6.3 million, $443 thousand, and $132 thousand in tax-equivalent interest and fees earned on loans and leases, interest paid on deposits, interest expense on short-term borrowings, and tax-equivalent interest income on available for sale investment securities, respectively, for the three months ended March 31, 2021 as compared to the same period in 2020.

Tax-equivalent interest and fees earned on loans and leases for the three months ended March 31, 2021 decreased $8.2 million as compared to the same period in 2020. The tax-equivalent yield on average loans and leases for the three months ended March 31, 2021 was 3.90%, a 72 basis point decrease as compared to the same period in 2020. Average loans and leases decreased $131.2 million for the three months ended March 31, 2021 as compared to same period in 2020.

Tax-equivalent interest income on available for sale investment securities for the three months ended March 31, 2021 decreased $132 thousand as compared to the same period in 2020. The tax-equivalent yield on average available for sale investment securities for the three months ended March 31, 2021 was 1.63%, a 76 basis point decrease as compared to the same period in 2020. Average available for sale investment securities increased $216.5 million for the three months ended March 31, 2021 as compared to the same period in 2020.

Interest expense on deposits for the three months ended March 31, 2021 decreased $6.2 million as compared to the same period in 2020. The rate paid on average interest-bearing deposits for the three months ended March 31, 2021 was 0.22%, an 86 basis point decrease as compared to the same period in 2020. Average interest-bearing deposits for the three months ended March 31, 2021 decreased $240.7 million as compared to the same period in 2020.

Interest expense on short-term borrowings for the three months ended March 31, 2021 decreased $443 thousand as compared to the same period in 2020. The decrease was primarily due to a $108.6 million decrease in average short-term borrowings for the three months ended March 31, 2021 as compared to the same period in 2020 coupled with a 117 basis point decrease in the rate paid for the three months ended March 31, 2021 as compared to the same period in 2020.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$110,972	$22	0.08%	$50,330	$111	0.89%
Investment securities - available for sale:
Taxable	735,508	2,947	1.62	516,244	3,065	2.39
Tax-exempt(4)	2,170	14	2.62	4,909	28	2.29
Total investment securities – available for sale	737,678	2,961	1.63	521,153	3,093	2.39
Investment securities – held to maturity	14,329	73	2.07	13,195	87	2.65
Investment securities – trading	8,618	19	0.89	8,528	25	1.18
Loans and leases(1)(2)(3)(4)	3,607,214	34,674	3.90	3,738,386	42,898	4.62
Total interest-earning assets	4,478,811	37,749	3.42	4,331,592	46,214	4.29
Cash and due from banks	10,824			12,479
ACL on loans and leases	(53,582)			(25,786)
Other assets	532,489			526,633
Total assets	$4,968,542			$4,844,918
Liabilities:
Savings, NOW, and market rate accounts	$2,178,730	$374	0.07	$2,197,279	$4,981	0.91
Wholesale deposits	117,710	257	0.89	253,322	977	1.55
Retail time deposits	316,564	793	1.02	403,111	1,679	1.68
Total interest-bearing deposits	2,613,004	1,424	0.22	2,853,712	7,637	1.08
Short-term borrowings	32,020	10	0.13	140,585	453	1.30
Long-term FHLB advances	39,921	203	2.06	47,335	244	2.07
Subordinated notes	98,904	1,034	4.24	98,725	1,145	4.66
Junior subordinated debt	21,955	198	3.66	21,768	295	5.45
Total interest-bearing liabilities	2,805,804	2,869	0.41	3,162,125	9,774	1.24
Noninterest-bearing deposits	1,345,253			894,264
Other liabilities	192,495			173,519
Total noninterest-bearing liabilities	1,537,748			1,067,783
Total liabilities	4,343,552			4,229,908
Shareholders’ equity	624,990			615,010
Total liabilities and shareholders’ equity	$4,968,542			$4,844,918
Net interest spread			3.01			3.05
Effect of noninterest-bearing sources			0.15			0.33
Net interest income/margin on earning assets(4)		$34,880	3.16		$36,440	3.38
Tax-equivalent adjustment(4)		$99	0.01%		$107	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes net accretion of deferred fees of $560 thousand and $362 thousand for the three months ended March 31, 2021 and 2020, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2021 and 2020.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three months ended March 31, 2021 as compared to the same period in 2020, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2021 Compared to 2020
(dollars in thousands)	Three Months Ended March 31,
increase/(decrease)	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$641	$(730)	$(89)
Investment securities - taxable	5,429	(5,567)	(138)
Investment securities -nontaxable	(25)	11	(14)
Loans and leases	(1,556)	(6,668)	(8,224)
Total interest income	4,489	(12,954)	(8,465)
Interest expense:
Savings, NOW and market rate accounts	(42)	(4,565)	(4,607)
Wholesale deposits	(526)	(194)	(720)
Retail time deposits	(364)	(522)	(886)
Short-term borrowings	(350)	(93)	(443)
Long-term FHLB advances	(40)	(1)	(41)
Subordinated notes	14	(125)	(111)
Junior subordinated debt	17	(114)	(97)
Total interest expense	(1,291)	(5,614)	(6,905)
Interest differential	$5,780	$(7,340)	$(1,560)

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2021 and 2020.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.16% for the three months ended March 31, 2021 was a 22 basis point decrease from 3.38% for the same period in 2020. The decrease in the tax-equivalent net interest margin was primarily due to the reduced interest rates during the three months ended March 31, 2021 as compared to the same period in 2020.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
1st Quarter 2021	3.42%	0.41%	3.01%	0.15%	3.16%
4th Quarter 2020	3.33	0.45	2.88	0.16	3.04
3rd Quarter 2020	3.42	0.58	2.84	0.19	3.03
2nd Quarter 2020	3.76	0.77	2.99	0.23	3.22
1st Quarter 2020	4.29	1.24	3.05	0.33	3.38

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After March 31, 2021		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2020
	Amount	Percentage	Amount	Percentage
+300 basis points	$24,388	16.96%	$24,525	17.35%
+200 basis points	15,720	10.93	15,172	10.73
+100 basis points	7,411	5.15	6,298	4.46
-100 basis points	(2,033)	1.41	(2,262)	(1.60)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of March 31, 2021 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is slightly more asset sensitive in the +100 basis point scenario as of March 31, 2021 than it was as of December 31, 2020. This is primarily due to the addition of interest-bearing assets at a higher yield combined with a decline in yields on interest-bearing liabilities.

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

The following table presents the Corporation’s gap analysis as of March 31, 2021:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$37.1	$—	$—	$—	$—	$37.1
Investment securities(1)	117.6	118.8	359.8	165.6	—	761.8
Loans and leases(2)	1,853.3	332.3	1,121.9	329.0	—	3,636.5
ACL on loans and leases	—	—	—	—	(47.6)	(47.6)
Cash and due from banks	—	—	—	—	10.3	10.3
Operating lease right-of-use assets	0.4	1.3	9.2	22.9	—	33.8
Other assets	—	—	—	—	482.6	482.6
Total assets	2,008.4	452.4	1,490.9	517.5	445.3	4,914.5
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	38.7	116.2	402.0	807.8	—	1,364.7
Savings, NOW and market rate	107.9	323.8	937.4	790.0	—	2,159.1
Time deposits	55.9	204.3	40.5	1.0	—	301.7
Wholesale non-maturity deposits	70.6	—	—	—	—	70.6
Wholesale time deposits	—	0.5	5.6	—	—	6.1
Short-term borrowings	60.0	—	—	—	—	60.0
Long-term FHLB advances	—	39.9	—	—	—	39.9
Subordinated notes	30.0	—	68.9	—	—	98.9
Junior subordinated debentures	22.0	—	—	—	—	22.0
Operating lease liabilities	0.5	1.5	10.7	26.8	—	39.5
Other liabilities	—	—	—	—	128.9	128.9
Shareholders’ equity	22.3	66.8	356.1	177.9	—	623.1
Total liabilities and shareholders’ equity	407.9	753.0	1,821.2	1,803.5	128.9	4,914.5
Interest-earning assets	2,008.0	451.1	1,481.7	494.6	—	4,435.4
Interest-bearing liabilities	346.4	568.5	1,052.4	791.0	—	2,758.3
Difference between interest-earning assets and interest-bearing liabilities	1,661.6	(117.4)	429.3	(296.4)	—	1,677.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,661.6	$1,544.2	$1,973.5	$1,677.1	$—	$1,677.1
Cumulative earning assets as a % of cumulative interest-bearing liabilities	580%	269%	200%	161%

(1) Investment securities include available for sale, held to maturity and trading.
(2) Loans include portfolio loans and leases and loans held for sale.

The table above indicates that the Corporation is asset-sensitive in the immediate 90-day time frame and may experience an increase in net interest income during that time period if rates rise. Conversely, if rates decline, net interest income may decline. It should be noted that the gap analysis is only one tool used to measure interest rate sensitivity and should be used in conjunction with other measures such as the interest rate simulation discussed above. The gap analysis measures the timing of changes in rate, but not the true weighting of any specific component of the Corporation’s balance sheet. The asset-sensitive position reflected in this gap analysis is similar to the Corporation’s position at December 31, 2020.

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

For the three months ended March 31, 2021, the Corporation recorded a recovery of PCL on loans and leases of $5.2 million as compared to a PCL of $35.4 million for the same period in 2020. As of March 31, 2021 the ACL on loans and leases of $47.6 million was 1.31% of portfolio loans and leases, as compared to an ACL of $53.7 million, or 1.48% of portfolio loans and leases, as of December 31, 2020. The difference in ACL on loans and leases between the two periods was driven by the current and forward-looking economic impacts of the COVID-19 pandemic, as well as projected prepayments, included in the estimation of expected credit losses on loans and leases as of March 31, 2021 as compared to December 31, 2020. Net charge-offs for the three months ended March 31, 2021 were $642 thousand as compared to $4.1 million for the same period in 2020.

The following table details the allocation of the ACL as of the dates indicated:

Allocation of ACL
	March 31, 2021		December 31, 2020
(dollars in thousands)	ACL	% Loans and Leases to Total Loans and Leases	ACL	% Loans and Leases to Total Loans and Leases
CRE - nonowner-occupied	$15,777	38.8%	$19,382	39.6%
CRE - owner-occupied	5,845	15.9	6,982	15.9
Home equity lines of credit	1,280	4.3	1,406	4.7
Residential mortgage - 1st liens	5,638	16.6	7,782	17.1
Residential mortgage - junior liens	439	0.8	382	0.7
Construction	3,124	5.2	2,707	4.4
Commercial & Industrial	8,611	13.4	8,087	12.3
Consumer	381	1.1	325	1.1
Leases	6,467	4.0	6,656	4.2
Total ACL on loans and leases	$47,562	100.0%	$53,709	100.0%

Asset Quality and Analysis of Credit Risk

As of March 31, 2021, total nonperforming loans and leases decreased by $109 thousand to $5.2 million, representing 0.14% of portfolio loans and leases, as compared to $5.3 million, or 0.15% of portfolio loans and leases, as of December 31, 2020. The decrease in nonperforming loans and leases was related to pay-offs and pay-downs of $798 thousand, charge-offs of $349 thousand and return to accrual status of $174 thousand. These decreases in nonperforming loans and leases was partially offset by the addition of $1.2 million of new nonperforming loans and leases during the three months ended March 31, 2021. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of March 31, 2021, the ACL on loans and leases of $47.6 million represented 1.31% of portfolio loans and leases, a decrease of 17 basis points from December 31, 2020. The decrease in coverage was driven by improving current and forecasted economic conditions, which determine the level of ACL required to absorb expected credit losses.

As of March 31, 2021, the Corporation had $8.4 million of TDRs, of which $7.0 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $8.8 million of TDRs, of which $7.0 million were in compliance with modified terms, and were excluded from non-performing loans and leases. As of March 31, 2021, 73 loans and leases in the amount of $66.0 million, comprising 1.8% of the Bank's portfolio loans and leases, are within a deferral period under the Bank's consumer and commercial loan and lease modification programs, as compared to 102 loans and leases in the amount of $75.0 million, comprising 2.1% of the Bank's portfolio loans and leases, as of December 31, 2020. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not classified as TDRs, see Section F - Troubled Debt Restructurings of Note 5 – Loans and Leases, in the Notes to the Unaudited Consolidated Financial Statements.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming Assets:
Nonperforming loans and leases	$5,197	$5,306
Other real estate owned	—	—
Total nonperforming assets	$5,197	$5,306

Troubled Debt Restructurings:
TDRs included in non-performing loans	$1,480	$1,737
TDRs in compliance with modified terms	6,967	7,046
Total TDRs	$8,447	$8,783

Loan and Lease quality indicators:
Allowance for credit losses on loans and leases to nonperforming loans and leases	915.2%	1,012.2%
Nonperforming loans and leases to total portfolio loans and leases	0.14	0.15
Allowance for credit losses on loans and leases to total portfolio loans and leases	1.31	1.48
Nonperforming assets to total loans and leases and OREO	0.14	0.15
Nonperforming assets to total assets	0.11	0.10
Total portfolio loans and leases	$3,633,235	$3,628,411
Allowance for credit losses on loans and leases	47,562	53,709

NONINTEREST INCOME

Three Months Ended March 31, 2021 Compared to the Same Period in 2020

Noninterest income of $19.8 million for the three months ended March 31, 2021 increased $1.5 million as compared to $18.3 million for the same period in 2020. The increase was driven by increases of $1.9 million and $1.7 million in other operating income and fees for wealth management services, respectively, partially offset by decreases of $765 thousand and $532 thousand in capital markets revenue and net gain on sale of loans, respectively. The $1.9 million increase in other operating income was primarily due to a $978 thousand loss on trading securities recorded in the first quarter of 2020 due to market fluctuations affecting the Corporation's executive and director supplemental retirement plan assets, as compared to a $137 thousand gain on trading securities recorded in the first quarter of 2021.

The following table provides details of other operating income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Visa debit card income	$643	$531
BOLI income	328	320
Commissions and fees	355	304
Safe deposit box rentals	73	80
Other investment income	230	19
Rental income	5	9
Gain (loss) on trading investments	137	(978)
Miscellaneous other income	702	272
Other operating income	$2,473	$557

 The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Mortgage originations	$34,880	$29,363
Mortgage loans sold:
Servicing retained	—	—
Servicing released	15,672	14,899
Total mortgage loans sold	$15,672	$14,899
Percentage of originated mortgage loans sold	44.9%	50.7%
Servicing retained %	—	—
Servicing released %	100.0	100.0
Residential mortgage loans serviced for others	$335,106	$482,911
Mortgage servicing rights	2,493	4,115
Gain on sale of mortgage loans	250	598
Loan servicing and other fees	304	461
Amortization of MSRs	133	104
(Impairment) recovery of MSRs	—	(231)

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Market value	$7,258,019	$7,121,474	$6,557,898	$6,661,996	$6,001,999
Fixed fee	12,801,352	11,855,070	10,686,409	10,350,908	9,591,733
Total	$20,059,371	$18,976,544	$17,244,307	$17,012,904	$15,593,732

	Percentage of Wealth Assets as of:
Fee Basis	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Market value	36.2%	37.5%	38.0%	39.2%	38.5%
Fixed fee	63.8%	62.5%	62.0%	60.8%	61.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Market value	$9,232	$8,572	$8,344	$5,525	$8,131
Fixed fee	3,604	4,016	3,363	3,544	3,037
Total	$12,836	$12,588	$11,707	$9,069	$11,168

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Market value	71.9%	68.1%	71.3%	60.9%	72.8%
Fixed fee	28.1%	31.9%	28.7%	39.1%	27.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Customer Derivatives

To accommodate the risk management needs of qualified commercial customers, the Bank enters into financial derivative transactions consisting of interest rate swaps, options, risk participation agreements and foreign exchange contracts. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Market risk exposure from customer derivative positions is managed by simultaneously entering into matching transactions with institutional dealer counterparties that offset customer contracts in notional amount and term. Derivative contracts create counterparty credit risk with both the Bank’s customers and with institutional dealer counterparties. The Corporation manages customer counterparty credit risk through its credit policy, approval processes, monitoring procedures and by obtaining adequate collateral, when appropriate. The Bank seeks to minimize dealer counterparty credit risk by establishing credit limits and collateral agreements through industry standard agreements published by the International Swaps and Derivatives Association (ISDA) and associated credit support annex (CSA) agreements. None of the Bank’s outstanding derivative contracts associated with the customer derivative program is designated as a hedge and none is entered into for speculative purposes. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of March 31, 2021, there were no fair value adjustments related to credit quality.

NONINTEREST EXPENSE

Three Months Ended March 31, 2021 Compared to the Same Period in 2020

Noninterest expense of $37.7 million for the three months ended March 31, 2021 increased $4.3 million as compared to $33.4 million for the same period in 2020. Increases of $2.5 million, $1.6 million, and $633 thousand in other operating expenses, merger related expenses, and Pennsylvania bank shares tax expense, respectively, were partially offset by decreases of $225 thousand, $189 thousand, $159 thousand, and $123 thousand in advertising expense, furniture, fixtures and equipment expense, salaries and wages, and occupancy and bank premises expense, respectively. The $2.5 million increase in other operating expenses was driven by a $1.9 million increase in deferred compensation expense as market fluctuations resulted in a $1.1 million reduction in expense in the first quarter of 2020 as compared to $801 thousand of expense in the first quarter of 2021.

The following table provides details of other operating expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Amortization expense of capitalized costs for cloud computing arrangements	$413	$90
Contributions	122	447
Deferred compensation expense	807	(1,095)
Director fees	151	153
Dues and subscriptions	418	361
FDIC insurance	429	150
Insurance	305	239
Loan processing	196	143
Miscellaneous other expenses	1,837	1,230
MSR amortization and impairment	133	335
Other taxes	5	22
Outsourced services	46	62
Wealth custodian fees	117	113
Postage	124	156
Stationary and supplies	70	145
Telephone and data lines	409	428
Temporary help and recruiting	198	67
Travel and entertainment	26	225
Other operating expenses	$5,806	$3,271

INCOME TAXES

Income tax expense for the three months ended March 31, 2021 was $5.1 million as compared to an income tax benefit of $3.0 million for the same period in 2020. The difference was primarily due to the $14.1 million pre-tax loss for the three months ended March 31, 2020. The effective tax rate for the first quarter of 2021 increased to 22.93% as compared to 20.94% for the first quarter of 2020. The increase in effective tax rate was primarily due to a $323 thousand discrete tax item related to non-deductible merger-related expenses recognized in the first quarter of 2021.

BALANCE SHEET ANALYSIS

Total assets of $4.91 billion as of March 31, 2021 decreased $517.5 million from $5.43 billion as of December 31, 2020. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at March 31, 2021 to December 31, 2020:

	March 31, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
CRE - nonowner-occupied	$1,408,240	38.8%	$1,435,575	39.6%	$(27,335)	(1.9)%
CRE - owner-occupied	578,747	15.9	578,509	15.9	238	—
Home equity lines of credit	157,418	4.3	169,337	4.7	(11,919)	(7.0)
Residential mortgage - 1st liens	602,584	16.6	621,369	17.1	(18,785)	(3.0)
Residential mortgage - jr. liens	27,400	0.8	23,795	0.7	3,605	15.2
Construction	187,472	5.2	161,308	4.4	26,164	16.2
Commercial & Industrial	486,824	13.4	446,438	12.3	40,386	9.0
Consumer	39,226	1.1	39,683	1.1	(457)	(1.2)
Leases	145,324	4.0	152,397	4.2	(7,073)	(4.6)
Total portfolio loans and leases	3,633,235	100.0%	3,628,411	100.0%	4,824	0.1
Loans held for sale	3,210		6,000		(2,790)	(46.5)
Total loans and leases	$3,636,445		$3,634,411		$2,034	0.1%

Investment Securities

Investment securities available for sale as of March 31, 2021 totaled $739.0 million, a decrease of $436.0 million as compared to $1.17 billion as of December 31, 2020. The decrease was primarily related to the maturing of $500.0 million of short-term U.S. Treasury securities in the first quarter of 2021, partially offset by increases of $43.5 million and $17.3 million of mortgage-backed securities and U.S. Government and agency securities, respectively.

Deposits

Deposits of $3.90 billion as of March 31, 2021 decreased $474.0 million from December 31, 2020. The decrease was primarily driven by decreases of $213.9 million, $204.4 million, and $37.1 million in interest-bearing demand accounts, wholesale non-maturity deposits, and noninterest bearing deposits, respectively, partially offset by an increase of $37.5 million in money market accounts. The decrease in wholesale non-maturity deposits was primarily due to a decrease of approximately $200.0 million of wholesale deposits in the first quarter of 2021, which was used to partially fund the purchase of $500.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2020. The decrease in interest-bearing demand deposits was primarily driven by management's active management of excess liquidity in this current interest rate environment.

Deposits as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$671,854	17.2%	$885,802	20.2%	$(213,948)	(24.2)%
Money market	1,201,115	30.8	1,163,620	26.6	37,495	3.2
Savings	286,124	7.3	282,406	6.5	3,718	1.3
Retail time deposits	301,702	7.7	331,527	7.6	(29,825)	(9.0)
Wholesale non-maturity deposits	70,605	1.8	275,011	6.3	(204,406)	(74.3)
Wholesale time deposits	6,134	0.2	36,045	0.8	(29,911)	(83.0)
Interest-bearing deposits	2,537,534	65.0	2,974,411	68.0	(436,877)	(14.7)
Noninterest-bearing deposits	1,364,716	35.0	1,401,843	32.0	(37,127)	(2.6)
Total deposits	$3,902,250	100.0%	$4,376,254	100.0%	$(474,004)	(10.8)%

Borrowings

Borrowings as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$60,027	27.1%	$72,161	31.0%	$(12,134)	(16.8)%
Long-term FHLB advances	39,941	18.1	39,906	17.1	35	0.1
Subordinated notes	98,928	44.8	98,883	42.5	45	—
Junior subordinated debentures	21,983	10.0	21,935	9.4	48	0.2
Total borrowed funds	$220,879	100.0%	$232,885	100.0%	$(12,006)	(5.2)%

Capital

Consolidated shareholders' equity of the Corporation was $623.1 million, or 12.7% of total assets, as of March 31, 2021, as compared to $622.3 million, or 11.5% of total assets, as of December 31, 2020. The following table presents BMBC’s and Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of March 31, 2021 and December 31, 2020:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital to risk weighted assets:
BMBC	$588,099	15.65%	$375,834	10.00%
Bank	492,129	13.11	375,513	10.00
Tier I capital to risk weighted assets:
BMBC	454,052	12.08	300,667	8.00
Bank	451,010	12.01	300,411	8.00
Common equity Tier I risk weighted assets:
BMBC	432,839	11.52	244,292	6.50
Bank	451,010	12.01	244,084	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	454,052	9.53	238,233	5.00
Bank	451,010	9.47	238,097	5.00

December 31, 2020
Total capital to risk weighted assets:
BMBC	583,057	15.55	375,045	10.00
Bank	477,792	12.75	374,758	10.00
Tier I capital to risk weighted assets:
BMBC	444,640	11.86	300,036	8.00
Bank	432,258	11.53	299,807	8.00
Common equity Tier I risk weighted assets:
BMBC	423,475	11.29	243,779	6.50
Bank	432,258	11.53	243,593	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	444,640	9.04	246,002	5.00
Bank	432,258	8.79	245,837	5.00

In September 2020, the U.S. banking agencies issued a final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This final rule is consistent with the interim final rule issued by the U.S. banking agencies in March 2020. The March 31, 2021 and December 31, 2020 ratios reflect the Corporation's election of the five-year transition provision.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of March 31, 2021	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2020	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,700.1	95.4%	$1,696.9	95.9%	$3.2	0.2%
FRB of Philadelphia	121.4	100.0	127.7	100.0	(6.3)	(4.9)
Fed Funds Lines (six banks)	74.0	100.0	74.0	100.0	—	—
Total	$1,895.5	95.9	$1,898.6	96.3	$(3.1)	(0.2)

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $70.6 million in balances as of March 31, 2021 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $5.4 million for the three months ended March 31, 2021, as compared to a PTSP of $4.1 million for the same period in 2020. Fees for wealth management services increased $1.7 million for the three months ended March 31, 2021 as compared to the same period in 2020. Insurance commissions decreased $69 thousand for the three months ended March 31, 2021 as compared to the same periods in 2020.

The Banking segment recorded a PTSP of $16.8 million for the three months ended March 31, 2021, as compared to a pre-tax segment loss of $18.2 million for the same period in 2020. Net interest income for the three months ended March 31, 2021 was $34.8 million, a decrease of $1.6 million as compared to the same period in 2020. A recovery of PCL of $5.2 million was recorded for the three months ended March 31, 2021 as compared to a PCL of $35.4 million for the three months ended March 31, 2020, a difference of $40.6 million. The difference in PCL between the two periods was driven by the current and forward-looking economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of March 31, 2021 as compared to March 31, 2020. Total noninterest income for the Banking segment decreased $57 thousand and total noninterest expense for the Banking segment increased $4.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at March 31, 2021 were $987.0 million, as compared to $924.5 million at December 31, 2020.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at March 31, 2021 amounted to $20.1 million, as compared to $21.1 million at December 31, 2020.

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

Contractual Cash Obligations of the Corporation as of March 31, 2021:

(dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Deposits without a stated maturity	$3,594,414	$3,594,414	$—	$—	$—
Wholesale and retail time deposit	307,836	260,705	34,287	11,860	984
Short-term borrowings	60,027	60,027	—	—	—
Long-term FHLB Advances	39,941	39,941	—	—	—
Subordinated Notes	100,000	—	—	30,000	70,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	50,980	3,085	7,695	7,652	32,548
Purchase obligations	18,369	4,904	6,231	3,521	3,713
Total	$4,197,367	$3,963,076	$48,213	$53,033	$133,045
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

See the discussion of quantitative and qualitative disclosures about market risks in the Corporation’s 2020 Annual Report, as updated by the disclosure in “Management’s Discussion and Analysis of Results of Operations – Impact of COVID-19,” “–Interest Rate Sensitivity,” “– Summary of Interest Rate Simulation,” “Customer Derivatives” and “– Gap Analysis” in this Quarterly Report on Form 10-Q.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021.

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

On April 21, 2021, a purported BMBC shareholder filed a lawsuit against BMBC, the members of the BMBC board of directors, and WSFS in the United States District Court for the District of Delaware, captioned Stein v. Bryn Mawr Corp., et al. (Case No. 1:99-mc-09999-UNA) (the “Stein Action”). The plaintiff generally alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information concerning the merger and related matters to BMBC shareholders. The plaintiff seeks injunctive relief, rescissory and compensatory damages and an award of attorneys’ fees and expenses.

On April 27, 2021, another purported BMBC shareholder filed a lawsuit against BMBC, the members of the BMBC board of directors, and WSFS in the United States District Court for the District of Delaware, captioned Artis v. Bryn Mawr Corp., et al. (Case No. 1:21-cv-00588-UNA) (the “Artis Action”). The plaintiff generally alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information concerning the merger and related matters to BMBC shareholders. The plaintiff seeks injunctive relief, declaratory relief, rescissory damages and an award of attorneys’ and experts’ fees and expenses.

Management believes that the lawsuits described above are without merit and that neither lawsuit, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Corporation.

ITEM 1A. Risk Factors

In addition to the other information set forth below and elsewhere in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2020 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, including our joint proxy statement/prospectus that was filed on May 6, 2021 pursuant to Rule 424(b)(3), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The outcomes of lawsuits filed by shareholders of BMBC against BMBC, its board of directors and WSFS in April 2021 are uncertain and could result in significant costs, management distraction, and/or a delay of or injunction against the Merger.

The outcomes of the Stein Action and the Artis Action, as well as other similar litigation that has been brought against WSFS and its directors by purported WSFS shareholders, are uncertain and could result in significant costs to BMBC and/or WSFS, including costs associated with the indemnification of BMBC’s directors and officers. Other plaintiffs may also file lawsuits against BMBC, WSFS and/or their directors and officers in connection with the merger. The defense or settlement of any lawsuits or claims relating to the merger may have an adverse effect on the business, financial condition and results of operations of WSFS, BMBC and/or the combined company.

If the actions remain unresolved, they could prevent or delay the completion of the mergers. One of the conditions to the consummation of the mergers is the absence of any law or order (whether temporary, preliminary or permanent) by any court or regulatory authority of competent jurisdiction prohibiting, restricting or making illegal the consummation of the transactions contemplated by the merger agreement (including the mergers). Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive prohibiting, restricting or making illegal the consummation of the transactions contemplated by the merger agreement (including the mergers), then such injunctive or other relief may prevent the mergers from becoming effective in a timely manner or at all.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the first quarter of 2021:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2021 – January 31, 2021	18,676	$31.45	18,676	691,356
February 1, 2021 – February 28, 2021	62,496	$31.88	62,112	629,244
March 1, 2021 – March 31, 2021	929	$33.35	—	629,244
Total	82,101	$31.80	80,788

(1)929 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)Includes shares purchased to cover statutory tax withholding requirements on vested stock awards for certain officers of BMBC or the Bank as follows: 384 shares on February 7, 2021.
(3)On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. All share repurchases during the period presented under the 2019 Program were accomplished in open market transactions. As of March 31, 2021, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 629,244, at an aggregate purchase price not to exceed $32.2 million.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Description and References

2.1
Agreement and Plan of Merger, dated March 9, 2021, by and between WSFS Financial Corporation and Bryn Mawr Bank Corporation, incorporated by reference to Exhibit 2.1 to the Corporation’s Form 8-K filed on March 10, 2021**

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
10.1
Form of Voting Agreement, dated March 9, 2021, by and between WSFS Financial Corporation, Bryn Mawr Bank Corporation and certain shareholders of Bryn Mawr Bank Corporation, , incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on March 10, 2021

10.2	Form of 2021 Restricted Stock Unit Agreement for Executives (Service/Performance Based), incorporated by reference to Exhibit 10.50 to the Corporation’s Form 10-K filed on March 1, 2021
10.3	Standard Form of 2021 Restricted Stock Unit Agreement for Non-Employee Directors (Time-Based Vesting), incorporated by reference to Exhibit 10.10 to the Corporation’s Form 10-K filed on March 1, 2021
10.4	Bryn Mawr Bank Corporation Retainer Stock Plan for Outside Directors, incorporated by reference to Annex E to the Corporation’s Form S-4 filed on June 20, 2014
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS Inline XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH Inline XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL Inline XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF Inline XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB Inline XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE Inline XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

*Furnished herewith. Notwithstanding any incorporation of this Quarterly Statement on Form 10-Q in any other filing by the Registrant, Exhibits furnished herewith and designated with one (*) shall not be deemed incorporated by reference to any other filing unless specifically otherwise set forth herein or therein.
**Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BRYN MAWR BANK CORPORATION

Date: May 7, 2021	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)