Form 10-Q
period 2021-06-30
BRYN MAWR BANK CORP
filed 2021-08-06
CIK 802681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at August 2, 2021
Common Stock, par value $1	19,878,141

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets - Unaudited

(dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$10,829	$11,287
Interest bearing deposits with banks	103,070	85,026
Cash and cash equivalents	113,899	96,313
Investment securities available for sale, at fair value (amortized cost of $719,804 and $1,161,098 as of June 30, 2021 and December 31, 2020, respectively)	728,738	1,174,964
Investment securities held to maturity, at amortized cost (fair value of $12,761 and $15,186 as of June 30, 2021 and December 31, 2020, respectively)	12,532	14,759
Investment securities, trading	8,266	8,623
Loans held for sale	653	6,000
Portfolio loans and leases, originated	3,414,256	3,380,727
Portfolio loans and leases, acquired	203,155	247,684
Total portfolio loans and leases	3,617,411	3,628,411
Less: Allowance for credit losses on originated loans and leases	(37,590)	(50,783)
Less: Allowance for credit losses on acquired loans and leases	(1,573)	(2,926)
Total allowance for credit losses on loans and leases	(39,163)	(53,709)
Net portfolio loans and leases	3,578,248	3,574,702
Premises and equipment, net	54,178	56,662
Operating lease right-of-use assets	33,759	34,601
Accrued interest receivable	13,519	15,440
Mortgage servicing rights	2,173	2,626
Bank owned life insurance	60,993	60,393
Federal Home Loan Bank stock	4,332	12,666
Goodwill	184,012	184,012
Intangible assets	13,891	15,564
Other investments	18,206	17,742
Other assets	131,301	156,955
Total assets	$4,958,700	$5,432,022
Liabilities
Deposits:
Noninterest-bearing	$1,468,643	$1,401,843
Interest-bearing	2,491,102	2,974,411
Total deposits	3,959,745	4,376,254

Short-term borrowings	21,553	72,161
Long-term FHLB advances	39,976	39,906
Subordinated notes	98,973	98,883
Junior subordinated debentures	22,030	21,935
Operating lease liabilities	39,400	40,284
Accrued interest payable	5,393	6,277
Other liabilities	127,618	154,000
Total liabilities	4,314,688	4,809,700
Shareholders' equity
Common stock, par value $1; authorized 100,000,000 shares; issued 24,714,768 and 24,713,968 shares as of June 30, 2021 and December 31, 2020, respectively and outstanding of 19,877,892 and 19,960,294 as of June 30, 2021 and December 31, 2020, respectively	24,715	24,714
Paid-in capital in excess of par value	382,655	381,653
Less: Common stock in treasury at cost - 4,836,876 and 4,753,674 shares as of June 30, 2021 and December 31, 2020, respectively	(91,825)	(89,164)
Accumulated other comprehensive income, net of tax	4,798	8,948
Retained earnings	324,450	296,941
Total Bryn Mawr Bank Corporation shareholders' equity	644,793	623,092
Noncontrolling interest	(781)	(770)
Total shareholders' equity	644,012	622,322
Total liabilities and shareholders' equity	$4,958,700	$5,432,022

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans and leases	$34,638	$40,690	$69,216	$83,485
Interest on cash and cash equivalents	16	37	38	148
Interest on investment securities:
Taxable	2,984	2,870	6,022	6,046
Non-taxable	11	22	22	46
Dividends	1	2	2	3
Total interest income	37,650	43,621	75,300	89,728
Interest expense:
Interest on deposits	958	4,476	2,382	12,113
Interest on short-term borrowings	5	232	15	685
Interest on FHLB advances and other borrowings	205	155	408	399
Interest on subordinated notes	1,044	1,144	2,078	2,289
Interest on junior subordinated debentures	199	229	397	524
Total interest expense	2,411	6,236	5,280	16,010
Net interest income	35,239	37,385	70,020	73,718
(Recovery of) provision for credit losses	(6,581)	3,435	(11,827)	38,785
Net interest income after (recovery of) provision for credit losses	41,820	33,950	81,847	34,933
Noninterest income:
Fees for wealth management services	14,031	9,069	26,867	20,237
Insurance commissions	1,249	1,303	2,713	2,836
Capital markets revenue	1,290	2,975	2,886	5,336
Service charges on deposits	733	603	1,429	1,449
Loan servicing and other fees	397	452	701	913
Net gain on sale of loans	525	3,134	775	3,916
Net gain on sale of other real estate owned ("OREO")	—	—	—	148
Dividends on FHLB and FRB stock	239	243	461	687
Other operating income	2,502	2,787	4,975	3,344
Total noninterest income	20,966	20,566	40,807	38,866
Noninterest expenses:
Salaries and wages	16,700	16,926	33,530	33,915
Employee benefits	3,224	3,221	6,911	6,721
Occupancy and bank premises	2,629	3,033	5,521	6,048
Furniture, fixtures, and equipment	2,188	2,120	4,430	4,551
Advertising	413	196	589	597
Amortization of intangible assets	835	910	1,673	1,828
Due diligence, merger-related and merger integration expenses	266	—	1,912	—
Professional fees	1,629	1,575	3,062	2,943
Pennsylvania bank shares tax	718	116	1,467	232
Data processing	1,444	1,479	2,848	2,873
Other operating expenses	5,421	5,927	11,227	9,198
Total noninterest expenses	35,467	35,503	73,170	68,906
Income before income taxes	27,319	19,013	49,484	4,893
Income tax expense	5,988	4,010	11,070	1,053
Net income	21,331	15,003	38,414	3,840
Net loss attributable to noncontrolling interest	(11)	(32)	(11)	(32)
Net income attributable to Bryn Mawr Bank Corporation	$21,342	$15,035	$38,425	$3,872
Basic earnings per common share	$1.07	$0.75	$1.93	$0.19
Diluted earnings per common share	1.06	0.75	1.92	0.19
Dividends paid or accrued per common share	0.27	0.26	0.54	0.52
Weighted-average basic shares outstanding	19,878,981	19,926,737	19,893,347	19,989,948
Dilutive shares	171,838	81,482	153,809	87,211
Adjusted weighted-average diluted shares	20,050,819	20,008,219	20,047,156	20,077,159
The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income attributable to Bryn Mawr Bank Corporation	$21,342	$15,035	$38,425	$3,872

Other comprehensive income:
Net change in unrealized (losses) gains on investment securities available for sale:
Unrealized investment gains (losses), net of tax expense (benefit) of $275, $34, $(1,035), and $1,804, respectively	1,034	127	(3,896)	6,786

Net change in unrealized losses on interest rate swaps used in cash flow hedges:
Net unrealized gains arising during the period, net of tax expense of $1,039, $0, $37, and $0, respectively	3,909	—	140	—
Reclassification adjustment for gains included in net income, net of tax expense of $87, $0, $126, and $0, respectively	(326)	—	(473)	—
Net unrealized gains (losses) on interest rate swaps used in cash flow hedges, net of tax expense (benefit) of $952, $0, $(89), and $0, respectively	3,583	—	(333)	—

Net change in unfunded pension liability:
Change in unfunded pension liability related to unrealized loss, prior service cost and transition obligation, net of tax expense of $8, $6, $22, and $12, respectively	27	23	79	46

Total other comprehensive income (loss)	4,644	150	(4,150)	6,832

Total comprehensive income	$25,986	$15,185	$34,275	$10,704

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Operating activities:
Net income attributable to Bryn Mawr Bank Corporation	$38,425	$3,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for credit losses	(11,827)	38,785
Depreciation of fixed assets	3,136	4,001
Non-cash operating lease expense	1,417	1,613
Net amortization of investment premiums and discounts	3,697	1,891
Net gain on sale of loans	(775)	(3,916)
Stock based compensation	1,003	1,513
Amortization and net impairment of mortgage servicing rights	453	1,010
Net accretion of fair value adjustments	(1,432)	(1,989)
Amortization of intangible assets	1,673	1,828
Net gain on sale of OREO	—	(148)
Net increase in cash surrender value of bank owned life insurance ("BOLI")	(600)	(649)
Other, net	1,389	1,216
Loans originated for sale	(20,313)	(46,750)
Proceeds from loans sold	26,475	48,211
Provision for deferred income taxes	—	99
Change in income taxes payable/receivable, net	3,188	(4,963)
Change in accrued interest receivable	1,924	(3,095)
Change in accrued interest payable	(884)	1,659
Change in operating lease liabilities	(1,459)	(1,565)
Change in other assets	25,681	(96,979)
Change in other liabilities	(29,502)	88,683
Net cash provided by operating activities	41,669	34,327

Investing activities:
Purchases of investment securities available for sale	(158,069)	(120,458)
Purchases of investment securities held to maturity	—	(1,103)
Proceeds from maturity and paydowns of investment securities available for sale	578,314	557,125
Proceeds from maturity and paydowns of investment securities held to maturity	2,146	1,023
Net change in FHLB stock	8,334	19,238
Proceeds from calls of investment securities	17,434	45,500
Net change in other investments	(464)	(372)
Net portfolio loan and lease originations	9,456	(337,951)
Proceeds from sales of loans originally classified as portfolio loans and leases	—	302,169
Purchases of premises and equipment	(659)	(814)
Proceeds from sale of OREO	—	534
Net cash provided by investing activities	456,492	464,891

Financing activities:
Change in deposits	(416,401)	401,624
Change in short-term borrowings	(50,608)	(464,328)
Dividends paid	(10,755)	(10,438)
Change in long-term FHLB advances and other borrowings	—	(7,501)
Payment of contingent consideration for business combinations	(150)	(507)
Cash payments to taxing authorities on employees' behalf from shares withheld from stock-based compensation	(12)	(144)
Net purchase of treasury stock for deferred compensation plans	(82)	(90)
Net purchase of treasury stock through publicly announced plans	(2,567)	(7,249)
Proceeds from exercise of stock options	—	5
Net cash used in financing activities	(480,575)	(88,628)

Change in cash and cash equivalents	17,586	410,590
Cash and cash equivalents at beginning of period	96,313	53,931
Cash and cash equivalents at end of period	$113,899	$464,521

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$7,874	$5,922
Interest	$6,164	$14,351

Non-cash information:
Change in other comprehensive income	$(4,150)	$6,832
Change in deferred tax due to change in comprehensive income	$(1,102)	$1,816
Transfer of loans to OREO and repossessed assets	$—	$386

The accompanying notes are an integral part of the Unaudited Consolidated Financial Statements.

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended June 30, 2021
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2021	24,714,768	$24,715	$382,202	$(91,774)	$154	$308,569	$(770)	$623,096
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	21,342	—	21,342
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Dividends paid or accrued, $0.27 per share	—	—	—	—	—	(5,461)	—	(5,461)
Other comprehensive income, net of tax expense of $1,235	—	—	—	—	4,644	—	—	4,644
Stock based compensation	—	—	453	—	—	—	—	453
Net treasury stock activity for deferred compensation trusts	—	—	—	(51)	—	—	—	(51)
Balance June 30, 2021	24,714,768	$24,715	$382,655	$(91,825)	$4,798	$324,450	$(781)	$644,012

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Six Months Ended June 30, 2021
(dollars in thousands, except share and per share data)	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2020	24,713,968	$24,714	$381,653	$(89,164)	$8,948	$296,941	$(770)	$622,322
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	38,425	—	38,425
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Dividends paid or accrued, $0.54 per share	—	—	—	—	—	(10,916)	—	(10,916)
Other comprehensive loss, net of tax benefit of $1,102	—	—	—	—	(4,150)	—	—	(4,150)
Stock based compensation	—	—	1,003	—	—	—	—	1,003
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(12)	—	—	—	(12)
Net treasury stock activity for deferred compensation trusts	—	—	—	(82)	—	—	—	(82)
Purchase of treasury stock through publicly announced plans	—	—	—	(2,567)	—	—	—	(2,567)
Common stock issued:
Common stock issued through share-based awards and options exercises	800	1	(1)	—	—	—	—	—
Balance June 30, 2021	24,714,768	$24,715	$382,655	$(91,825)	$4,798	$324,450	$(781)	$644,012

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Three Months Ended June 30, 2020
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance March 31, 2020	24,655,362	$24,655	$379,495	$(88,540)	$8,869	$269,395	$(695)	$593,179
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	15,035	—	15,035
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Dividends paid or accrued, $0.26 per share	—	—	—	—	—	(5,265)	—	(5,265)
Other comprehensive income, net of tax expense of $40	—	—	—	—	150	—	—	150
Stock based compensation	—	—	624	—	—	—	—	624
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(63)	—	—	—	(63)
Net treasury stock activity for deferred compensation trusts	—	—	—	(54)	—	—	—	(54)
Common stock issued:
Common stock issued through share-based awards and options exercises	10,615	11	89	—	—	—	—	100
Balance June 30, 2020	24,662,161	$24,662	$380,167	$(88,612)	$9,019	$279,165	$(727)	$603,674

BRYN MAWR BANK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes In Shareholders’ Equity - Unaudited

	For the Six Months Ended June 30, 2020
	Shares of Common Stock Issued	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
Balance December 31, 2019	24,650,051	$24,650	$378,606	$(81,174)	$2,187	$288,653	$(695)	$612,227
Net income attributable to Bryn Mawr Bank Corporation	—	—	—	—	—	3,872	—	3,872
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Dividends paid or accrued, $0.52 per share	—	—	—	—	—	(10,559)	—	(10,559)
Cumulative-effect adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	—	(2,801)	—	(2,801)
Other comprehensive income, net of tax expense of $1,816	—	—	—	—	6,832	—	—	6,832
Stock based compensation	—	—	1,513	—	—	—	—	1,513
Retirement of treasury stock	(3,816)	(4)	(41)	45	—	—	—	—
Net purchase of treasury stock from stock awards for statutory tax withholdings	—	—	—	(144)	—	—	—	(144)
Net treasury stock activity for deferred compensation trusts	—	—	—	(90)	—	—	—	(90)
Purchase of treasury stock through publicly announced plans	—	—	—	(7,249)	—	—	—	(7,249)
Common stock issued:
Common stock issued through share-based awards and options exercises	15,926	16	89	—	—	—	—	105
Balance June 30, 2020	24,662,161	$24,662	$380,167	$(88,612)	$9,019	$279,165	$(727)	$603,674

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Note 2 – Recent Accounting Pronouncements

The following FASB Accounting Standards Updates (“ASUs”) are divided into pronouncements which have been adopted by the Corporation since January 1, 2021, and those which are not yet effective and have been evaluated or are currently being evaluated by management as of June 30, 2021.

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

Note 3 - Business Combinations

Pending Business Combination – WSFS Financial Corporation

On March 10, 2021, WSFS Financial Corporation (“WSFS”) and BMBC jointly announced the signing of a definitive Agreement and Plan of Merger, dated as of March 9, 2021, between WSFS and BMBC whereby BMBC will merge with WSFS, in a 100% stock-consideration transaction with a fixed exchange ratio of 0.90 shares of WSFS common stock for each share of BMBC common stock outstanding. Simultaneously with the merger, the Bank will merge into WSFS Bank, a wholly-owned subsidiary of WSFS. Closing of the transaction is subject to customary regulatory approvals.

The Corporation recorded $266 thousand and $1.9 million of due diligence and merger-related expenses for the three and six months ended June 30, 2021, respectively, related to the pending merger with WSFS. These expenses primarily consisted of legal fees and investment banker fees.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities available for sale as of June 30, 2021 and December 31, 2020 are as follows:

As of June 30, 2021

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$100	$—	$—	$100
Obligations of the U.S. government and agencies	117,543	660	(1,502)	116,701
Obligations of state and political subdivisions	2,156	12	—	2,168
Mortgage-backed securities	474,153	9,969	(1,537)	482,585
Collateralized mortgage obligations	14,687	458	—	15,145
Collateralized loan obligations	99,515	158	(38)	99,635
Corporate bonds	11,000	754	—	11,754
Other investment securities	650	—	—	650
Total	$719,804	$12,011	$(3,077)	$728,738

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$500,095	$5	$—	$500,100
Obligations of the U.S. government and agencies	92,449	868	(219)	93,098
Obligations of state and political subdivisions	2,149	22	—	2,171
Mortgage-backed securities	441,575	12,739	(457)	453,857
Collateralized mortgage obligations	18,680	583	—	19,263
Collateralized loan obligations	94,500	1	(97)	94,404
Corporate bonds	11,000	421	—	11,421
Other investment securities	650	—	—	650
Total	$1,161,098	$14,639	$(773)	$1,174,964

The following tables present the aggregate amount of gross unrealized losses as of June 30, 2021 and December 31, 2020 on available for sale investment securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2021

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$70,508	$(1,502)	$—	$—	$70,508	$(1,502)
Mortgage-backed securities	196,757	(1,537)	—	—	196,757	(1,537)
Collateralized loan obligations	18,962	(38)	—	—	18,962	(38)
Total	$286,227	$(3,077)	$—	$—	$286,227	$(3,077)

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. government and agencies	$19,777	$(219)	$—	$—	$19,777	$(219)
Mortgage-backed securities	79,990	(457)	—	—	79,990	(457)
Collateralized loan obligations	31,903	(97)	—	—	31,903	(97)
Total	$131,670	$(773)	$—	$—	$131,670	$(773)

As of June 30, 2021, the Corporation’s available for sale investment securities consisted of 453 securities, 85 of which were in an unrealized loss position.

As of June 30, 2021, management had not made a decision to sell any of the Corporation’s available for sale investment securities in an unrealized loss position, nor did management consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. Management has evaluated available for sale debt securities that are in an unrealized loss position and has determined that the decline in value is unrelated to credit loss and is related to the change in market interest rates since purchase. Factors considered in this evaluation included the extent to which fair value is less than amortized cost, any explicit or implicit guarantees by the U.S. government, any changes to the rating of the security by the rating agency, and adverse conditions specifically related to the security, among other factors. As of June 30, 2021, approximately 84.6% of the Corporation’s available for sale investment securities were U.S. Treasuries or mortgage-backed securities or collateral mortgage obligations which were issued or guaranteed by U.S. government-sponsored entities and agencies. In addition, none of the available for sale debt securities held by the Corporation are past due as of June 30, 2021. Accrued interest receivable on available for sale debt securities, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $2.3 million at June 30, 2021 and is excluded from the estimate of credit losses.

As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

As of June 30, 2021 and December 31, 2020, securities having a fair value of $218.7 million and $282.3 million, respectively, were specifically pledged as collateral for public funds, trust deposits, the Federal Reserve Bank of Philadelphia (the “FRB”) discount window program, Federal Home Loan Bank (“FHLB”) borrowings, collateral requirements in derivative contracts, and other purposes. Advances by the FHLB are collateralized by a blanket lien on non-pledged, mortgage-related loans as part of the Corporation’s borrowing agreement with the FHLB as well as certain securities individually pledged by the Corporation.

The amortized cost and fair value of available for sale investment and mortgage-related securities available for sale as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities:
Due in one year or less	$2,249	$2,253	$502,465	$502,489
Due after one year through five years	23,944	24,666	18,679	19,167
Due after five years through ten years	103,722	102,604	77,433	77,681
Due after ten years	101,049	101,485	102,266	102,507
Subtotal	230,964	231,008	700,843	701,844
Mortgage-related securities(1)	488,840	497,730	460,255	473,120
Total	$719,804	$728,738	$1,161,098	$1,174,964

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of investment securities held to maturity as of June 30, 2021 and December 31, 2020 are as follows:

As of June 30, 2021

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$12,532	$352	$(123)	$12,761

As of December 31, 2020

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$14,759	$451	$(24)	$15,186

The following table presents the aggregate amount of gross unrealized losses as of June 30, 2021 and December 31, 2020 on held to maturity securities classified according to the amount of time those securities have been in a continuous unrealized loss position:

As of June 30, 2021

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,062	$(123)	$—	$—	$4,062	$(123)

As of December 31, 2020

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,224	$(24)	$—	$—	$4,224	$(24)

As of June 30, 2021, two of the Corporation’s held to maturity investment securities were in an unrealized loss position. The Corporation’s held to maturity debt securities consist of mortgage-backed securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero, even if the U.S. government were to default. The bank does not record expected credit losses for these securities. Accrued interest receivable on held to maturity debt securities totaled $31 thousand at June 30, 2021 and is excluded from the estimate of credit losses.

The amortized cost and fair value of held to maturity investment securities as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)	$12,532	$12,761	$14,759	$15,186

(1) Expected maturities of mortgage-related securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of June 30, 2021 and December 31, 2020, the Corporation’s investment securities held in trading accounts totaled $8.3 million and $8.6 million, respectively, and primarily consist of deferred compensation trust accounts which are invested in listed mutual funds whose diversification is at the discretion of the deferred compensation plan participants and rabbi trust accounts established to fund certain unqualified pension obligations. Investment securities held in trading accounts are reported at fair value, with adjustments in fair value reported through income. Changes in the fair value of investments held in the deferred compensation trust accounts create corresponding changes in the liability to the deferred compensation plan participants.

Note 5 – Loans and Leases

The loan and lease portfolio consists of loans and leases originated by the Corporation, as well as loans acquired in prior acquisitions. Certain tables in this footnote are presented with a breakdown between originated and acquired loans and leases.

A. The following table details the amortized cost of loans and leases as of the dates indicated:

Loans and Leases
	June 30, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Loans held for sale	$653	$—	$653	$6,000	$—	$6,000
Real estate loans:
Commercial real estate (CRE) - nonowner-occupied	1,332,293	87,333	1,419,626	1,330,947	104,628	1,435,575
Commercial real estate (CRE) - owner-occupied	531,584	21,880	553,464	544,782	33,727	578,509
Home equity lines of credit	141,337	10,355	151,692	157,385	11,952	169,337
Residential mortgage - 1st liens	510,515	69,142	579,657	540,307	81,062	621,369
Residential mortgage - junior liens	24,462	1,072	25,534	22,375	1,420	23,795
Construction	195,581	8,777	204,358	153,131	8,177	161,308
Total real estate loans	2,735,772	198,559	2,934,331	2,748,927	240,966	2,989,893
Commercial & Industrial	494,764	3,333	498,097	442,283	4,155	446,438
Consumer	44,787	27	44,814	39,603	80	39,683
Leases	138,933	1,236	140,169	149,914	2,483	152,397
Total portfolio loans and leases	3,414,256	203,155	3,617,411	3,380,727	247,684	3,628,411
Total loans and leases	$3,414,909	$203,155	$3,618,064	$3,386,727	$247,684	$3,634,411
Loans with fixed rates	$1,129,382	$108,684	$1,238,066	$1,198,908	$134,084	$1,332,992
Loans with adjustable or floating rates	2,285,527	94,471	2,379,998	2,187,819	113,600	2,301,419
Total loans and leases	$3,414,909	$203,155	$3,618,064	$3,386,727	$247,684	$3,634,411
Net deferred loan origination fees (costs) included in the above loan table	$1,180	$—	$1,180	$673	$—	$673

B. The following table details the components of net investment in leases:

Components of Net Investment in Leases
	June 30, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Leases	Originated	Acquired	Total Leases
Minimum lease payments receivable	$151,783	$1,275	$153,058	$164,556	$2,583	$167,139
Unearned lease income	(18,755)	(57)	(18,812)	(20,746)	(138)	(20,884)
Initial direct costs and deferred fees	5,905	18	5,923	6,104	38	6,142
Total Leases	$138,933	$1,236	$140,169	$149,914	$2,483	$152,397

C. The following table details the amortized cost of nonperforming loans and leases as of the dates indicated:

Nonperforming Loans and Leases
	June 30, 2021			December 31, 2020
(dollars in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
CRE - nonowner-occupied	$396	$—	$396	$57	$—	$57
CRE - owner-occupied	877	180	1,057	823	836	1,659
Home equity lines of credit	779	166	945	515	214	729
Residential mortgage - 1st liens	3,931	141	4,072	26	73	99
Residential mortgage - junior liens	148	32	180	50	35	85
Construction	216	—	216	—	—	—
Commercial & Industrial	3,050	—	3,050	1,657	118	1,775
Consumer	24	—	24	30	—	30
Leases	635	90	725	791	81	872
Total non-performing loans and leases	$10,056	$609	$10,665	$3,949	$1,357	$5,306

D. Age Analysis of Past Due Loans and Leases

The following tables present an aging of all portfolio loans and leases as of the dates indicated:

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$731	$—	$731	$1,418,499	$1,419,230	$396	$1,419,626
CRE - owner-occupied	—	—	—	—	552,407	552,407	1,057	553,464
Home equity lines of credit	—	60	—	60	150,687	150,747	945	151,692
Residential mortgage - 1st liens	1,308	443	—	1,751	573,834	575,585	4,072	579,657
Residential mortgage - junior liens	28	—	—	28	25,326	25,354	180	25,534
Construction	—	—	—	—	204,142	204,142	216	204,358
Commercial & Industrial	—	8	—	8	495,039	495,047	3,050	498,097
Consumer	34	—	—	34	44,756	44,790	24	44,814
Leases	445	111	—	556	138,888	139,444	725	140,169
Total portfolio loans and leases	$1,815	$1,353	$—	$3,168	$3,603,578	$3,606,746	$10,665	$3,617,411

Payment Status of All Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,435,518	$1,435,518	$57	$1,435,575
CRE - owner-occupied	1,907	416	—	2,323	574,527	576,850	1,659	578,509
Home equity lines of credit	87	—	—	87	168,521	168,608	729	169,337
Residential mortgage - 1st liens	6,020	217	—	6,237	615,033	621,270	99	621,369
Residential mortgage - junior liens	88	58	—	146	23,564	23,710	85	23,795
Construction	—	—	—	—	161,308	161,308	—	161,308
Commercial & Industrial	—	—	—	—	444,663	444,663	1,775	446,438
Consumer	32	16	—	48	39,605	39,653	30	39,683
Leases	1,196	810	—	2,006	149,519	151,525	872	152,397
Total portfolio loans and leases	$9,330	$1,517	$—	$10,847	$3,612,258	$3,623,105	$5,306	$3,628,411

The following tables present an aging of originated portfolio loans and leases as of the dates indicated:

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$536	$—	$536	$1,331,361	$1,331,897	$396	$1,332,293
CRE - owner-occupied	—	—	—	—	530,707	530,707	877	531,584
Home equity lines of credit	—	60	—	60	140,498	140,558	779	141,337
Residential mortgage - 1st liens	521	385	—	906	505,678	506,584	3,931	510,515
Residential mortgage - junior liens	28	—	—	28	24,286	24,314	148	24,462
Construction	—	—	—	—	195,365	195,365	216	195,581
Commercial & Industrial	—	8	—	8	491,706	491,714	3,050	494,764
Consumer	34	—	—	34	44,729	44,763	24	44,787
Leases	445	111	—	556	137,742	138,298	635	138,933
Total portfolio loans and leases	$1,028	$1,100	$—	$2,128	$3,402,072	$3,404,200	$10,056	$3,414,256

Payment Status of Originated Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$1,330,890	$1,330,890	$57	$1,330,947
CRE - owner-occupied	1,907	416	—	2,323	541,636	543,959	823	544,782
Home equity lines of credit	87	—	—	87	156,783	156,870	515	157,385
Residential mortgage - 1st liens	4,109	217	—	4,326	535,955	540,281	26	540,307
Residential mortgage - junior liens	84	56	—	140	22,185	22,325	50	22,375
Construction	—	—	—	—	153,131	153,131	—	153,131
Commercial & Industrial	—	—	—	—	440,626	440,626	1,657	442,283
Consumer	32	16	—	48	39,525	39,573	30	39,603
Leases	1,196	735	—	1,931	147,192	149,123	791	149,914
Total portfolio loans and leases	$7,415	$1,440	$—	$8,855	$3,367,923	$3,376,778	$3,949	$3,380,727

The following tables present an aging of acquired portfolio loans and leases as of the dates indicated:

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of June 30, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$195	$—	$195	$87,138	$87,333	$—	$87,333
CRE - owner-occupied	—	—	—	—	21,700	21,700	180	21,880
Home equity lines of credit	—	—	—	—	10,189	10,189	166	10,355
Residential mortgage - 1st liens	787	58	—	845	68,156	69,001	141	69,142
Residential mortgage - junior liens	—	—	—	—	1,040	1,040	32	1,072
Construction	—	—	—	—	8,777	8,777	—	8,777
Commercial & Industrial	—	—	—	—	3,333	3,333	—	3,333
Consumer	—	—	—	—	27	27	—	27
Leases	—	—	—	—	1,146	1,146	90	1,236
Total portfolio loans and leases	$787	$253	$—	$1,040	$201,506	$202,546	$609	$203,155

Payment Status of Acquired Portfolio Loans and Leases
	Accruing Loans and Leases
As of December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Over 89 Days Past Due	Total Past Due	Current	Total Accruing Loans and Leases	Nonaccrual Loans and Leases	Total Loans and Leases
(dollars in thousands)
CRE - nonowner-occupied	$—	$—	$—	$—	$104,628	$104,628	$—	$104,628
CRE - owner-occupied	—	—	—	—	32,891	32,891	836	33,727
Home equity lines of credit	—	—	—	—	11,738	11,738	214	11,952
Residential mortgage - 1st liens	1,911	—	—	1,911	79,078	80,989	73	81,062
Residential mortgage - junior liens	4	2	—	6	1,379	1,385	35	1,420
Construction	—	—	—	—	8,177	8,177	—	8,177
Commercial & Industrial	—	—	—	—	4,037	4,037	118	4,155
Consumer	—	—	—	—	80	80	—	80
Leases	—	75	—	75	2,327	2,402	81	2,483
Total portfolio loans and leases	$1,915	$77	$—	$1,992	$244,335	$246,327	$1,357	$247,684

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

The DCF methodology uses inputs of current and forecasted macroeconomic indicators to predict future loss rates. The current macroeconomic indicator utilized by the bank is the Pennsylvania unemployment rate. In building the Current Expected Credit Loss (“CECL”) model utilized in the DCF methodology, a correlation between this indicator and historic loss levels was developed, enabling a prediction of future loss rates related to future Pennsylvania unemployment rates. The portfolio segments utilizing the DCF methodology as of June 30, 2021 included: CRE - owner-occupied and nonowner-occupied loans, home equity lines of credit, residential mortgages (first and junior liens), construction loans and consumer loans.

The WARM methodology uses combined historic loss rates for the Bank and peer institutions, if necessary, gathered from Call Report filings. The selected period for which historic loss rates are used is dependent on management's evaluation of current conditions and expectations of future loss conditions. The portfolio segments utilizing the WARM methodology as of June 30, 2021 included commercial and industrial loans and leases.

For the three months ended June 30, 2021, there was a favorable change in the economic outlook impacting the ACL on loans and leases. Our CECL model, which had included a sharp deterioration in the Pennsylvania unemployment rate during the first and second quarters of 2020, began forecasting a declining rate of Pennsylvania unemployment as of the third quarter of 2020 and as of March 31, 2021, is forecasting a continued decrease in the rate through the first quarter of 2022, followed by a reversion to the long-term 15-year average.

In addition to these assumptions, management applied additional qualitative factors related to the continued stress, brought on by the COVID-19 pandemic, on certain segments of the loan portfolio. In particular, the retail and hospitality sectors of the nonowner-occupied CRE segment were directly impacted by the many shutdowns and curtailments of consumer activity during most of 2020.

The following tables present the activity in the ACL on loans and leases, by portfolio segment, for the three and six months ended June 30, 2021 and 2020:

Roll-Forward of ACL on Loans and Leases
(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, March 31, 2021	$15,777	$5,845	$1,280	$5,638	$439	$3,124	$8,611	$381	$6,467	$47,562
Loans and leases charged-off	—	(5)	(46)	(24)	—	(116)	(2,592)	(156)	(425)	(3,364)
Recoveries collected	—	475	—	1	—	1	269	11	216	973
PCL on loans and leases	(3,875)	(1,769)	(204)	(995)	(59)	(734)	2,582	131	(1,085)	(6,008)
Balance, June 30, 2021	$11,902	$4,546	$1,030	$4,620	$380	$2,275	$8,870	$367	$5,173	$39,163

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2020	$19,382	$6,982	$1,406	$7,782	$382	$2,707	$8,087	$325	$6,656	$53,709
Loans and leases charged-off	—	(194)	(46)	(25)	—	(116)	(2,720)	(278)	(1,075)	(4,454)
Recoveries collected	—	475	—	1	—	2	451	26	466	1,421
PCL on loans and leases	(7,480)	(2,717)	(330)	(3,138)	(2)	(318)	3,052	294	(874)	(11,513)
Balance, June 30, 2021	$11,902	$4,546	$1,030	$4,620	$380	$2,275	$8,870	$367	$5,173	$39,163

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, March 31, 2020	$13,329	$4,192	$2,748	$8,316	$517	$6,984	$8,734	$341	$8,909	$54,070
Loans and leases charged-off	—	(1,234)	—	(556)	—	—	(522)	(296)	(1,443)	(4,051)
Recoveries collected	4	—	4	136	—	1	22	57	428	652
PCL on loans and leases	1,998	2,125	(1,125)	302	4	(924)	(246)	338	1,831	4,303
Balance, June 30, 2020	$15,331	$5,083	$1,627	$8,198	$521	$6,061	$7,988	$440	$9,725	$54,974

Roll-Forward of ACL on Loans and Leases

(dollars in thousands)	CRE - nonowner-occupied	CRE - owner-occupied	Home equity lines of credit	Residential mortgage - 1st liens	Residential mortgage - junior liens	Construction	Commercial & Industrial	Consumer	Leases	Total
Balance, December 31, 2019 Prior to Adoption of ASC 326	$7,960	$2,825	$1,114	$2,501	$338	$1,230	$3,835	$438	$2,361	$22,602
Impact of Adopting ASC 326	(467)	16	(46)	2,408	79	(359)	(159)	140	1,594	3,206
Loans and leases charged-off	—	(1,233)	(114)	(1,284)	—	—	(1,149)	(590)	(4,069)	(8,439)
Recoveries collected	6	—	4	137	—	2	37	90	692	968
PCL on loans and leases	7,832	3,475	669	4,436	104	5,188	5,424	362	9,147	36,637
Balance, June 30, 2020	$15,331	$5,083	$1,627	$8,198	$521	$6,061	$7,988	$440	$9,725	$54,974

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

The following table details the amortized cost of portfolio loans and leases, by year of origination (for term loans) and by risk grade within each portfolio segment as of June 30, 2021:

		Term Loans						Revolving Loans
		Amortized Cost Basis by Origination Year(1)						Amortized Cost Basis
(dollars in thousands)	Risk Rating	2021	2020	2019	2018	2017	2016 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total
CRE - nonowner-occupied	Pass	$89,743	$303,370	$424,830	$152,520	$104,325	$163,757	$36,407	$—	$1,274,952
	Pass-Watch	—	2,467	2,781	15,331	9,060	22,395	—	—	52,034
	Special Mention	—	—	—	8,889	3,335	25,915	—	—	38,139
	Substandard	955	7,868	27,586	10,874	815	6,403	—	—	54,501
	Total	$90,698	$313,705	$455,197	$187,614	$117,535	$218,470	$36,407	$—	$1,419,626
CRE - owner-occupied	Pass	$36,900	$120,057	$115,172	$95,522	$61,496	$69,492	$14,108	$—	$512,747
	Pass-Watch	—	13,376	2,327	2,478	153	1,542	335	—	20,211
	Special Mention	—	1,398	269	3,870	—	456	—	—	5,993
	Substandard	473	4,704	2,847	4,439	—	1,951	99	—	14,513
	Total	$37,373	$139,535	$120,615	$106,309	$61,649	$73,441	$14,542	$—	$553,464
Home equity lines of credit	Pass	$—	$(17)	$813	$—	$79	$2,431	$146,547	$795	$150,648
	Special Mention	—	—	—	—	—	—	99	—	99
	Substandard	—	392	—	261	153	139	—	—	945
	Total	$—	$375	$813	$261	$232	$2,570	$146,646	$795	$151,692
Residential mortgage - 1st liens	Pass	$73,920	$106,645	$104,657	$49,492	$62,204	$172,835	$1,215	$—	$570,968
	Pass-Watch	—	—	461	—	—	619	—	—	1,080
	Special Mention	—	1,257	—	340	—	—	—	—	1,597
	Substandard	—	874	842	2,103	225	1,968	—	—	6,012
	Total	$73,920	$108,776	$105,960	$51,935	$62,429	$175,422	$1,215	$—	$579,657
Residential mortgage - junior liens	Pass	$6,674	$2,463	$3,667	$3,096	$2,314	$7,036	$67	$—	$25,317
	Special Mention	—	—	—	36	—	—	—	—	36
	Substandard	102	—	—	—	—	79	—	—	181
	Total	$6,776	$2,463	$3,667	$3,132	$2,314	$7,115	$67	$—	$25,534
Construction	Pass	$51,740	$72,565	$41,586	$2,866	$819	$5,573	$20,024	$—	$195,173
	Pass-Watch	—	6,432	—	2,537	—	—	—	—	8,969
	Substandard	—	—	216	—	—	—	—	—	216
	Total	$51,740	$78,997	$41,802	$5,403	$819	$5,573	$20,024	$—	$204,358
Commercial & Industrial	Pass	$69,108	$120,033	$29,924	$58,022	$6,849	$31,335	$99,233	$—	$414,504
	Pass-Watch	3,984	13,366	4,011	839	4,284	1,016	6,763	—	34,263
	Special Mention	9,432	19,122	700	3,949	—	—	4,040	—	37,243
	Substandard	584	3,370	1,918	3,178	1,275	1,448	314	—	12,087
	Total	$83,108	$155,891	$36,553	$65,988	$12,408	$33,799	$110,350	$—	$498,097
Consumer	Pass	$527	$1,051	$2,492	$988	$105	$144	$38,534	$—	$43,841
	Substandard	—	949	7	17	—	—	—	—	973
	Total	$527	$2,000	$2,499	$1,005	$105	$144	$38,534	$—	$44,814
Leases	Pass	$22,190	$43,264	$45,009	$24,244	$4,503	$233	$—	$—	$139,443
	Substandard	—	—	256	336	128	6	—	—	726
	Total	$22,190	$43,264	$45,265	$24,580	$4,631	$239	$—	$—	$140,169
Total portfolio loans and leases		$366,332	$845,006	$812,371	$446,227	$262,122	$516,773	$367,785	$795	$3,617,411

(1) Year originated or renewed, whichever is more recent.

The following tables present the amortized cost basis of loans and leases on nonaccrual status and loans and leases past due over 89 days still accruing as of the dates indicated:

As of June 30, 2021
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$396	$—	$—
CRE - owner-occupied	1,057	—	—
Home equity lines of credit	945	—	—
Residential mortgage - 1st liens	4,072	—	—
Residential mortgage - junior liens	181	—	—
Construction	216	—	—
Commercial & Industrial	3,049	—	—
Consumer	—	24	—
Leases	—	725	—
Total non-performing loans and leases	$9,916	$749	$—

As of December 31, 2020
(dollars in thousands)	Nonaccrual with No ACL	Nonaccrual with ACL	Loans Past Due Over 89 Days Still Accruing
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	1,775	—	—
Consumer	—	30	—
Leases	—	872	—
Total non-performing loans and leases	$4,404	$902	$—

For the six months ended June 30, 2021, $140 thousand of interest income was recognized on nonaccrual loans and leases.

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

The following tables present the amortized cost basis of collateral-dependent loans and leases, indicating the type of collateral and the ACL determined through individual evaluation for credit loss, as of the dates indicated:

As of June 30, 2021
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$396	$—	$—
CRE - owner-occupied	1,057	—	—
Home equity lines of credit	945	—	—
Residential mortgage - 1st liens	4,072	—	—
Residential mortgage - junior liens	181	—	—
Construction	216	—	—
Commercial & Industrial	—	3,049	—
Consumer	—	24	24
Leases	—	725	633
Total collateral-dependent loans and leases	$6,867	$3,798	$657

As of December 31, 2020
(dollars in thousands)	Real Estate Collateral	Non-Real Estate Collateral	Individually Evaluated ACL
CRE - nonowner-occupied	$57	$—	$—
CRE - owner-occupied	1,659	—	—
Home equity lines of credit	729	—	—
Residential mortgage - 1st liens	99	—	—
Residential mortgage - junior liens	85	—	—
Construction	—	—	—
Commercial & Industrial	—	1,775	—
Consumer	—	30	30
Leases	—	872	814
Total collateral-dependent loans and leases	$2,629	$2,677	$844

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

The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), loans to borrowers experiencing financial difficulty related to the COVID-19 pandemic which were granted short-term modifications after March 1, 2020 and which were not more than 30 days past due as of December 31, 2019 are exempt from TDR classification. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above delinquency criteria (e.g., not more than 30 days past due as of December 31, 2019), the Corporation applies the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were less than 30 days past due as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are also exempt from TDR classification. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan. As of June 30, 2021, 11 consumer loans and leases in the amount of $1.6 million and 25 commercial loans in the amount of $63.1 million were within a deferral period under the Bank's modification programs, the total comprising 1.8% of the Bank’s portfolio loans and leases as of that date. As of December 31, 2020, 66 consumer loans and leases in the amount of $7.3 million and 37 commercial loans in the amount of $67.7 million were within a deferral period under the Bank's COVID-19 modification programs, the total comprising 2.1% of the Bank’s portfolio loans and leases as of that date.

The following table presents the balance of TDRs as of the indicated dates:

Troubled Debt Restructurings
(dollars in thousands)	June 30, 2021	December 31, 2020
TDRs included in nonperforming loans and leases	$893	$1,737
TDRs in compliance with modified terms	5,629	7,046
Total TDRs	$6,522	$8,783

There were no loan and lease modifications categorized as TDRs during the three months ended June 30, 2021. The following table presents information regarding loan and lease modifications categorized as TDRs for the six months ended June 30, 2021:

Troubled Debt Restructurings
	For the Six Months Ended June 30, 2021
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential mortgage - 1st liens	1	$101	$102
Leases	7	332	332
Total	8	$433	$434

The following table presents information regarding the types of loan and lease modifications made for the six months ended June 30, 2021:

Troubled Debt Restructurings
	Number of Contracts for the Six Months Ended June 30, 2021
	Loan Term Extension	Interest Rate Change and Term Extension	Interest Rate Change and/or Interest-Only Period	Contractual Payment Reduction (Leases only)	Temporary Payment Deferral
Residential mortgage - 1st liens	—	1	—	—	—
Leases	—	—	—	7	—
Total	—	1	—	7	—

For the six months ended June 30, 2021, two commercial & industrial loans, in the aggregate amount of $124 thousand and one lease in the amount of $27 thousand that were modified as TDRs during the past 12 months defaulted and were charged off.

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

The ACL on OBS credit exposure as of June 30, 2021 and December 31, 2020 was $2.6 million and $2.9 million, respectively. For the three and six months ended June 30, 2021, the Corporation recorded releases from ACL on OBS of $570 thousand and $311 thousand, respectively. For the three months ended June 30, 2020, the Corporation recorded a release from ACL on OBS of $867 thousand. For the six months ended June 30, 2020, the Corporation recorded a provision for credit losses on OBS credit exposures of $2.1 million.

H. ACL on Accrued Interest Receivable

Accrued interest receivable on loans and leases, which is reported in Accrued interest receivable on the Consolidated Balance Sheet, totaled $9.9 million and $12.1 million as of June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses due to our charge-off policy to reverse accrued interest in a timely manner on loans and leases that are 90-days past due and deemed nonperforming. However, the Corporation continued to accrue interest on loans and leases for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic. Deferrals under the Corporation's modification program may be for durations which exceed the Corporation’s 90-day write-off policy for accrued interest. Therefore, these interest deferrals do not qualify for the Corporation’s election to not recognize a credit loss allowance for credit losses on accrued interest receivable. Accordingly, the Corporation has estimated credit losses for COVID-19 interest deferrals of $60 thousand and $64 thousand as of June 30, 2021 and December 31, 2020, respectively, which is included as a reduction to Accrued interest receivable on the Consolidated Balance Sheet.

Note 6 – Mortgage Servicing Rights

The following table summarizes the Corporation’s activity related to mortgage servicing rights (“MSRs”) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Balance, beginning of period	$2,493	$4,115
Additions	—	—
Amortization	(272)	(453)
Impairment	(48)	(222)
Balance, end of period	$2,173	$3,440

Fair value	$2,173	$3,440
Residential mortgage loans serviced for others	$303,628	$445,233

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Balance, beginning of period	$2,626	$4,450
Additions	—	—
Amortization	(405)	(557)
Impairment	(48)	(453)
Balance, end of period	$2,173	$3,440

As of June 30, 2021, and December 31, 2020, key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Fair value amount of MSRs	$2,173	$2,632
Weighted average life (in years)	4.4	4.9
Prepayment speeds (constant prepayment rate)(1)	14.8%	13.1%
Impact on fair value:
10% adverse change	$(117)	$(141)
20% adverse change	(226)	(273)
Discount rate	9.06%	9.56%
Impact on fair value:
10% adverse change	$(60)	$(81)
20% adverse change	(117)	(156)

(1) Represents the weighted average prepayment rate for the life of the MSR asset.

At June 30, 2021 and December 31, 2020, the fair value of the MSRs was $2.2 million and $2.6 million, respectively. The fair value of the MSRs for these dates was determined using values obtained from a third party which utilizes a valuation model which calculates the present value of estimated future servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates. Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate is used to determine the present value of future net servicing income. Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk. These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Note 7 – Goodwill and Intangible Assets

The following table presents activity in the Corporation's goodwill by its reporting units and finite-lived and indefinite-lived intangible assets, other than MSRs, for the six months ended June 30, 2021:

(dollars in thousands)	Balance December 31, 2020	Amortization	Balance June 30, 2021	Amortization Period
Goodwill – Wealth	$20,412	$—	$20,412	Indefinite
Goodwill – Banking	156,991	—	156,991	Indefinite
Goodwill – Insurance	6,609	—	6,609	Indefinite
Total Goodwill	184,012	—	184,012
Core deposit intangible	3,488	(462)	3,026	10 years
Customer relationships	10,012	(899)	9,113	5 to 20 years
Non-compete agreements	722	(95)	627	5 to 10 years
Trade name	1,191	(217)	974	3 to 5 years
Domain name	151	—	151	Indefinite
Total Intangible Assets	15,564	(1,673)	13,891
Total Goodwill and Intangible Assets	$199,576	$(1,673)	$197,903

Management conducted its annual impairment tests for goodwill and indefinite-lived intangible assets as of October 31, 2020 using generally accepted valuation methods. Management determined that no impairment of goodwill or indefinite-lived intangible assets was identified as a result of the annual impairment analyses. Future impairment testing will be conducted each October 31, unless a triggering event occurs in the interim that would suggest possible impairment, in which case it would be tested as of the date of the triggering event. For the eight months ended June 30, 2021, management determined there were no events that would necessitate impairment testing of goodwill or indefinite-lived intangible assets.

Note 8 – Deposits

The following table details the components of deposits:

(dollars in thousands)	June 30, 2021	December 31, 2020
Interest-bearing demand	$668,664	$885,802
Money market	1,183,252	1,163,620
Savings	289,108	282,406
Retail time deposits	270,926	331,527
Wholesale non-maturity deposits	73,011	275,011
Wholesale time deposits	6,141	36,045
Total interest-bearing deposits	2,491,102	2,974,411
Noninterest-bearing deposits	1,468,643	1,401,843
Total deposits	$3,959,745	$4,376,254

Note 9 – Short-Term Borrowings and Long-Term FHLB Advances

A. Short-term borrowings

The Corporation’s short-term borrowings (original maturity of one year or less), which consist of funds obtained from overnight repurchase agreements with commercial customers, FHLB advances with original maturities of one year or less and overnight fed funds, are detailed below.

A summary of short-term borrowings is as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Repurchase agreements(1) – commercial customers	$21,553	$38,836
Short-term FHLB advances	—	33,325
Total short-term borrowings	$21,553	$72,161
(1) Overnight repurchase agreements with no expiration date

The following table sets forth information concerning short-term borrowings:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at period-end	$21,553	$28,891	$21,553	$28,891
Maximum amount outstanding at any month end	22,559	174,431	60,027	174,431
Average balance outstanding during the period	19,935	136,816	25,944	138,700

Weighted-average interest rate:
As of the period-end	0.10%	0.10%	0.10%	0.10%
Paid during the period	0.10%	0.68%	0.12%	0.99%

Average balances outstanding during the year represent daily average balances and average interest rates represent interest expense divided by the related average balance.

B. Long-term FHLB Advances

As of June 30, 2021 and December 31, 2020, the Corporation had $40.0 million and $39.9 million, respectively, of long-term FHLB advances (original maturities exceeding one year).

The following table presents the remaining periods until maturity of long-term FHLB advances:

(dollars in thousands)	June 30, 2021	December 31, 2020
Within one year	$39,976	$39,906
Over one year through five years	—	—
Total	$39,976	$39,906

The following table presents rate and maturity information on FHLB advances and other borrowings:

	Maturity Range(1)		Weighted Average Rate(1)	Coupon Rate(1)		Balance at
Description	From	To		From	To	June 30, 2021	December 31, 2020
Bullet maturity – fixed rate	8/24/2021	11/12/2021	1.68%	1.40%	1.85%	$39,976	$39,906

(1) Maturity range, weighted average rate and coupon rate range refers to June 30, 2021 balances.

C. Other Borrowings Information

In connection with its FHLB borrowings, the Corporation is required to hold the capital stock of the FHLB. The amount of capital stock held was $4.3 million at June 30, 2021, and $12.7 million at December 31, 2020. The carrying amount of the FHLB stock approximates its redemption value.

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

The Corporation had a maximum borrowing capacity with the FHLB of $1.77 billion as of June 30, 2021 of which the unused capacity was $1.73 billion. In addition, there were $74.0 million in the overnight federal funds line available and $118.9 million of FRB discount window capacity.

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

The following tables detail the subordinated notes, including debt issuance costs, as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Rate(1)(2)	Balance	Rate(1)(2)
Subordinated notes – due 2027	$69,196	4.25%	$69,133	4.25%
Subordinated notes – due 2025	29,777	3.46	29,750	3.29
Total subordinated notes	$98,973		$98,883

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

Note 11 – Junior Subordinated Debentures

In connection with the RBPI Merger, the Corporation acquired Royal Bancshares Capital Trust I (“Trust I”) and Royal Bancshares Capital Trust II (“Trust II”) (collectively, the “Trusts”), which were utilized for the sole purpose of issuing and selling capital securities representing preferred beneficial interests. Although BMBC owns $774 thousand of the common securities of Trust I and Trust II, the Trusts are not consolidated into the Corporation’s Consolidated Financial Statements as the Corporation is not deemed to be the primary beneficiary of these entities. In connection with the issuance and sale of the capital securities, RBPI issued, and BMBC assumed as a result of the RBPI Merger, junior subordinated debentures to the Trusts of $10.7 million each, totaling $21.4 million. The junior subordinated debentures incur interest at a coupon rate of 2.27% as of June 30, 2021. The rate resets quarterly based on 3-month LIBOR plus 2.15%.

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

Note 12 – Operating Leases

The Corporation’s operating leases consist of various retail branch locations and corporate offices. As of June 30, 2021, the Corporation’s leases have remaining lease terms ranging from eleven months to 21 years including extension options that the Corporation is reasonably certain will be exercised.

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

As of June 30, 2021, the Corporation’s ROU assets and related lease liabilities were $33.8 million and $39.4 million, respectively.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands)
Operating lease expense	$1,013	$1,198	$2,116	$2,396
Short term lease expense	14	14	29	29
Variable lease expense	297	308	621	665
Sublease income	(5)	(8)	(10)	(17)
Total lease expense	$1,319	$1,512	$2,756	$3,073

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,158	$2,348
ROU assets obtained in exchange for lease liabilities	575	—

Maturities of operating lease liabilities under FASB ASC 842 “Leases” as of June 30, 2021 are as follows:

June 30, 2021
(dollars in thousands)
2021	$2,161
2022	4,214
2023	3,918
2024	3,793
2025	3,859
2026 and thereafter	32,548
Total lease payments	50,493
Less: imputed interest	11,093
Present value of operating lease liabilities	$39,400

As of June 30, 2021, the weighted-average remaining lease term, including extension options that the Corporation is reasonably certain will be exercised, for all operating leases is 13.46 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2021 is 3.57%.

As of June 30, 2021, the Corporation had not entered into any material leases that have not yet commenced.

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

Customer Derivatives – Interest Rate Swaps. The Corporation enters into interest rate swaps with commercial loan customers and correspondent banks wishing to manage interest rate risk. The Corporation then enters into corresponding swap agreements with swap dealer counterparties to economically hedge the exposure arising from these contracts. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2021, there were no fair value adjustments related to credit quality.

Foreign Exchange Forward Contracts. The Corporation enters into foreign exchange forward contracts (“FX forwards”) with customers to exchange one currency for another on an agreed date in the future at an agreed exchange rate. The Corporation then enters into corresponding FX forwards with swap dealer counterparties to economically hedge its exposure on the exchange rate component of the customer agreements. The FX forwards with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. As the FX forwards are structured to offset each other, changes to the underlying term structure of currency exchange rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2021, there were no fair value adjustments related to credit quality.

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

The following table details the derivatives not designated as hedging instruments as of June 30, 2021 and December 31, 2020:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(2)
Derivatives not designated as hedging instruments
As of June 30, 2021:
Customer derivatives – interest rate swaps	$1,188,491	$87,483	$1,188,491	$87,483
FX forwards	1,036	20	269	3
RPAs sold	—	—	44,675	18
RPAs purchased	59,101	230	—	—
Total derivatives	$1,248,628	$87,733	$1,233,435	$87,504
As of December 31, 2020:
Customer derivatives – interest rate swaps	$1,102,753	$113,848	$1,102,753	$113,848
FX forwards	9,146	52	9,856	70
RPAs sold	—	—	33,111	30
RPAs purchased	55,415	342	—	—
Total derivatives	$1,167,314	$114,242	$1,145,720	$113,948
(1) Included within Other Assets on the Unaudited Consolidated Balance Sheet.
(2) Included within Other Liabilities on the Unaudited Consolidated Balance Sheet.

B.Derivatives designated as hedging instruments

Management's objectives in using interest rate derivative financial instruments are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Corporation has entered into interest rate swaps designated as cash flow hedges that involve the receipt of fixed rate amounts from a counterparty in exchange for the Corporation making variable rate payments. As of June 30, 2021, the Corporation had entered into three interest rate swaps with an aggregate notional value of $150.0 million. The Corporation will pay a floating rate component of interest equal to the one-month LIBOR rate for up to ten years while receiving a fixed rate of interest. The interest paid on the variable rate component is intended to offset the interest received on variable rate commercial mortgages within the Corporation's loan portfolio. The notional amount of the interest rate swap does not represent the amount exchanged by the parties. The exchange of cash flows is determined by reference to the notional amount and the other terms of the interest rate swap agreement.

The following table summarizes information about the interest rate swaps designated as cash flow hedges as of June 30, 2021:

(dollars in thousands)
Notional Amount	$150,000
Weighted average fixed-receive rate	1.19%
Weighted average pay-float rate	0.10%
Weighted average maturity in years	8.99

The following table details the derivatives designated as hedging instruments as of June 30, 2021. The Corporation did not have derivatives designated as hedging instruments as of December 31, 2020:

	Asset Derivatives		Liability Derivatives
(dollars in thousands)	Notional Amount	Fair Value(1)	Notional Amount	Fair Value(2)
Derivatives designated as hedging instruments
As of June 30, 2021:
Interest rate swaps	$100,000	$342	$50,000	$764
(1) Included within Other Assets on the Unaudited Consolidated Balance Sheet.
(2) Included within Other Liabilities on the Unaudited Consolidated Balance Sheet.

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended June 30, 2021:

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swaps	$4,948	Interest Income	$413

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income for the six months ended June 30, 2021:

(dollars in thousands)	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swaps	$176	Interest Income	$599

During the next twelve months, the Corporation estimates that $679 thousand will be reclassified from OCI as an increase to interest income.

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

C.Pledged Collateral

The Corporation has International Swaps and Derivatives Association agreements with third parties that requires a minimum dollar transfer amount upon a margin call. This requirement is dependent on certain specified credit measures. The amount of collateral posted with third parties at June 30, 2021 and December 31, 2020 was $82.5 million and $124.8 million, respectively, and is comprised of a combination of cash and investment securities. The amount of collateral posted with third parties is deemed to be sufficient to collateralize both the fair market value change as well as any additional amounts that may be required as a result of a change in the specified credit measures. The aggregate fair value of all derivative financial instruments in a liability position with credit measure contingencies and entered into with third parties was $78.9 million and $113.2 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Corporation’s policy is to record interest and penalties on uncertain tax positions as income tax expense. No interest or penalties were accrued for the six months ended June 30, 2021 or 2020.

Note 15 – Shareholders’ Equity

Dividend

On July 22, 2021, BMBC’s Board of Directors declared a regular quarterly dividend of $0.28 per share payable September 1, 2021 to shareholders of record as of August 2, 2021. During the second quarter of 2021, the Corporation paid or accrued, as applicable, a regular quarterly dividend of $0.27 per share. This dividend totaled $5.6 million, based on outstanding shares and restricted stock units as of May 4, 2021 of 20,235,885 shares.

S-3 Shelf Registration Statement and Offerings Thereunder

In May 2018, BMBC filed a shelf registration statement on Form S-3, SEC File No. 333-224849 (the “Shelf Registration Statement”), which expired in May 2021. While active, the Shelf Registration Statement allowed BMBC to raise additional capital from time to time through offers and sales of registered securities consisting of common stock, debt securities, warrants, purchase contracts, rights and units or units consisting of any combination of the foregoing securities. BMBC was allowed to sell these securities using the prospectus in the Shelf Registration Statement, together with applicable prospectus supplements, from time to time, in one or more offerings.

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

For the three and six months ended June 30, 2021, BMBC did not issue any shares under the Plan. The Plan administrator conducted dividend reinvestments for Plan participants through open market purchases. No RFWs were approved during the three and six months ended June 30, 2021. No sales of equity securities were executed under the Shelf Registration Statement during the three and six months ended June 30, 2021 and prior to its expiration.

Option Exercises and Vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

In addition to shares that may be issued through the Plan, the Corporation also issues shares through the exercise of stock options and the vesting of RSUs and PSUs. During the three and six months ended June 30, 2021, no shares were issued pursuant to the exercise of stock options. The increase in shareholders’ equity related to the vesting of RSUs and PSUs, which is recognized over the vesting period through stock based compensation expense, was $452 thousand and $1.0 million for the three and six months ended June 30, 2021, respectively.

Stock Repurchases

On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. The 2019 Program became effective in the second quarter of 2019. During the three months ended March 31, 2021, 80,788 shares were repurchased under the 2019 Program at an average price of $31.77. No shares were repurchased during the three months ended June 30, 2021. During the three months ended March 31, 2020, 207,201 shares were repurchased under the 2019 Program at an average price of $34.99. No shares were repurchased during the three months ended June 30, 2020. All share repurchases were accomplished in open market transactions. As of June 30, 2021, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 629,244, at an aggregate purchase price not to exceed $32.2 million.

In addition to the 2019 Program, it is BMBC’s practice to retire shares to its treasury account upon the vesting of stock awards to certain officers in order to cover the statutory income tax withholdings related to such vestings.

Note 16 – Accumulated Other Comprehensive Income (Loss)

The following table details the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2021	$6,024	$(3,916)	$(1,954)	$154
Other comprehensive income	1,034	3,583	27	4,644
Balance, June 30, 2021	$7,058	$(333)	$(1,927)	$4,798

Balance, March 31, 2020	$10,569	$—	$(1,700)	$8,869
Other comprehensive income	127	—	23	150
Balance, June 30, 2020	$10,696	$—	$(1,677)	$9,019

(dollars in thousands)	Net Change in Unrealized Gains on Available-for- Sale Investment Securities	Net Change in Fair Value of Derivative Used for Cash Flow Hedge	Net Change in Unfunded Pension Liability	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$10,954	$—	$(2,006)	$8,948
Other comprehensive (loss) income	(3,896)	(333)	79	(4,150)
Balance, June 30, 2021	$7,058	$(333)	$(1,927)	$4,798

Balance, December 31, 2019	$3,910	$—	$(1,723)	$2,187
Other comprehensive income	6,786	—	46	6,832
Balance, June 30, 2020	$10,696	$—	$(1,677)	$9,019

The following table details the amounts reclassified from each component of accumulated other comprehensive income (loss) to each component’s applicable income statement line, for the three and six months ended June 30, 2021 and 2020:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Three Months Ended June 30,		Affected Income Statement Category
	2021	2020
Net unrealized losses on interest rate swaps used in cash flow hedges:
Reclassification adjustment for gains included in net income	$(413)	$—	Interest income
Income tax effect	87	—	Income tax expense
Net of income tax	$(326)	$—	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$34	$17	Other operating expenses
Income tax effect	(7)	(3)	Income tax expense
Net of income tax	$27	$14	Net income

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Description of Accumulated Other Comprehensive Income (Loss) Component	Six Months Ended June 30,		Affected Income Statement Category
	2021	2020
Net unrealized losses on interest rate swaps used in cash flow hedges:
Reclassification adjustment for gains included in net income	$(599)	$—	Interest income
Income tax effect	126	—	Income tax expense
Net of income tax	$(473)	$—	Net income

Unfunded pension liability:
Amortization of net loss included in net periodic pension costs(1)	$69	$35	Other operating expenses
Income tax effect	(14)	(7)	Income tax expense
Net of income tax	$55	$28	Net income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands except share and per share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$21,342	$15,035	$38,425	$3,872
Denominator for basic earnings per share – weighted average shares outstanding	19,878,981	19,926,737	19,893,347	19,989,948
Effect of dilutive common shares	171,838	81,482	153,809	87,211
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	20,050,819	20,008,219	20,047,156	20,077,159
Basic earnings per share	$1.07	$0.75	$1.93	$0.19
Diluted earnings per share	1.06	0.75	1.92	0.19
Antidilutive shares excluded from computation of average dilutive earnings per share	—	76,038	—	71,260

Note 18 – Revenue from Contracts with Customers

All of the Corporation’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. The following table presents the Corporation’s noninterest income by revenue stream and reportable segment for the three and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$14,031	$14,031	$—	$9,069	$9,069
Insurance commissions	—	1,249	1,249	—	1,303	1,303
Capital markets revenue(1)	1,290	—	1,290	2,975	—	2,975
Service charges on deposit accounts	733	—	733	603	—	603
Loan servicing and other fees(1)	397	—	397	452	—	452
Net gain on sale of loans(1)	525	—	525	3,134	—	3,134
Dividends on FHLB and FRB stock(1)	239	—	239	243	—	243
Other operating income(2)	2,367	135	2,502	2,699	88	2,787
Total noninterest income	$5,551	$15,415	$20,966	$10,106	$10,460	$20,566

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $839 thousand and $733 thousand for the three months ended June 30, 2021 and 2020, respectively, which are within the scope of ASC 606.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Fees for wealth management services	$—	$26,867	$26,867	$—	$20,237	$20,237
Insurance commissions	—	2,713	2,713	—	2,836	2,836
Capital markets revenue(1)	2,886	—	2,886	5,336	—	5,336
Service charges on deposit accounts	1,429	—	1,429	1,449	—	1,449
Loan servicing and other fees(1)	701	—	701	913	—	913
Net gain on sale of loans(1)	775	—	775	3,916	—	3,916
Net gain (loss) on sale of OREO	—	—	—	148	—	148
Dividends on FHLB and FRB stock(1)	461	—	461	687	—	687
Other operating income(2)	4,828	147	4,975	3,243	101	3,344
Total noninterest income	$11,080	$29,727	$40,807	$15,692	$23,174	$38,866

(1) Not within the scope of ASC 606.

(2) Other operating income includes Visa debit card income, safe deposit box rentals, and rent income totaling $1.6 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, which are within the scope of ASC 606.

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

B. Other Stock Option Information

No options were forfeited, expired, or exercised the three and six months ended June 30, 2021. The following table provides information about options outstanding as of June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, June 30, 2021	225	18.33	12.93

As of June 30, 2021 there were no unvested options.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Proceeds from exercise of stock options	$—	$—	$—	$5
Related tax benefit recognized	—	—	—	2
Net proceeds of options exercised	$—	$—	$—	$7

Intrinsic value of options exercised	$—	$—	$—	$8

The following table provides information about options outstanding and exercisable at June 30, 2021:

(dollars in thousands, except share data and exercise price)	Outstanding	Exercisable
Number of shares	225	225
Weighted average exercise price	$18.33	$18.33
Aggregate intrinsic value	$3	$3
Weighted average remaining contractual term in years	2.6	2.6

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

For the three and six months ended June 30, 2021, the Corporation recognized $503 thousand and $1.0 million, respectively, of expense related to the Corporation’s RSUs. As of June 30, 2021, there was $2.3 million of unrecognized compensation cost related to RSUs. This cost will be recognized over a weighted average period of 1.7 years.

The following table details the RSUs for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	150,837	$37.25	114,846	$38.00
Granted	—	—	36,791	35.09
Vested	—	—	(800)	43.95
Forfeited	(767)	38.55	(767)	38.55
Ending balance	150,070	37.25	150,070	37.25

PSUs

For the three months ended June 30, 2021, the Corporation recognized a $51 thousand release of expense related to the PSUs, primarily due to changes in vesting percentages and forfeitures during the three months ended June 30, 2021. For the six months ended June 30, 2021, the Corporation recognized $52 thousand of expense related to the PSUs. As of June 30, 2021, there was $3.0 million of unrecognized compensation cost related to PSUs. This cost will be recognized over a weighted average period of 2.1 years.

The following table details the PSUs for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	206,055	$36.89	149,911	$37.60
Granted	—	—	56,144	34.99
Vested	—	—	—	—
Forfeited	(990)	39.70	(990)	39.70
Ending balance	205,065	36.88	205,065	36.88

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

The following tables present the Corporation’s assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

As of June 30, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$100	$100	$—	$—
Obligations of U.S. government & agencies	116,701	—	116,701	—
Obligations of state & political subdivisions	2,168	—	2,168	—
Mortgage-backed securities	482,585	—	482,585	—
Collateralized mortgage obligations	15,145	—	15,145	—
Collateralized loan obligations	99,635	—	99,635	—
Corporate bonds	11,754	—	11,754	—
Other investment securities	650	—	650	—
Total investment securities available for sale	728,738	100	728,638	—

Investment securities trading:
Mutual funds	8,266	8,266	—	—

Derivatives:
Interest rate swaps	87,483	—	87,483	—
RPAs purchased	230	—	230	—
FX forwards	20	—	20	—
Total derivatives	87,733	—	87,733	—

Total recurring fair value measurements	$824,737	$8,366	$816,371	$—

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
U.S. Treasury securities	$500,100	$500,100	$—	$—
Obligations of U.S. government & agencies	93,098	—	93,098	—
Obligations of state & political subdivisions	2,171	—	2,171	—
Mortgage-backed securities	453,857	—	453,857	—
Collateralized mortgage obligations	19,263	—	19,263	—
Collateralized loan obligations	94,404	—	94,404	—
Corporate bonds	11,421	—	11,421	—
Other investment securities	650	—	650	—
Total investment securities available for sale	1,174,964	500,100	674,864	—

Investment securities trading:
Mutual funds	8,623	8,623	—	—

Derivatives:
Interest rate swaps	113,848	—	113,848	—
RPAs purchased	342	—	342	—
FX forwards	52	—	52	—
Total derivatives	114,242	—	114,242	—

Total recurring fair value measurements	$1,297,829	$508,723	$789,106	$—

There have been no transfers between levels during the three and six months ended June 30, 2021.

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

Other Real Estate Owned (“OREO”)

OREO consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties classified as OREO are reported at the lower of cost or fair value less cost to sell, and are classified as Level 3 in the fair value hierarchy. The Corporation did not have any OREO at June 30, 2021 or December 31, 2020.

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

The following tables present the Corporation’s assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020:

As of June 30, 2021
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$2,173	$—	$—	$2,173
Loans and leases individually evaluated for credit losses	15,626	—	—	15,626
Total non-recurring fair value measurements	$17,799	$—	$—	$17,799

As of December 31, 2020
(dollars in thousands)	Total	Level 1	Level 2	Level 3
MSRs	$2,632	$—	$—	$2,632
Loans and leases individually evaluated for credit losses	11,142	—	—	11,142
Total non-recurring fair value measurements	$13,774	$—	$—	$13,774

During the three and six months ended June 30, 2021, net decreases of $184 thousand and $45 thousand, respectively, were recorded in the ACL on loans and leases as a result of adjusting the carrying value and estimated fair value of loans and leases individually evaluated for credit losses in the above tables.

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

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

		June 30, 2021		December 31, 2020
(dollars in thousands)	Fair Value Hierarchy Level(1)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$113,899	$113,899	$96,313	$96,313
Investment securities - available for sale	See Note 20	728,738	728,738	1,174,964	1,174,964
Investment securities - trading	See Note 20	8,266	8,266	8,623	8,623
Investment securities – held to maturity	Level 2	12,532	12,761	14,759	15,186
Loans held for sale	Level 2	653	653	6,000	6,000
Net portfolio loans and leases	Level 3	3,578,248	3,512,883	3,574,702	3,489,322
MSRs	Level 3	2,173	2,173	2,626	2,632
Interest rate swaps	Level 2	87,483	87,483	113,848	113,848
FX forwards	Level 2	20	20	52	52
RPAs purchased	Level 2	230	230	342	342
Other assets	Level 3	36,057	36,057	45,847	45,847
Total financial assets		$4,568,299	$4,503,163	$5,038,076	$4,953,129
Financial liabilities:
Deposits	Level 2	$3,959,745	$3,960,432	$4,376,254	$4,379,021
Short-term borrowings	Level 2	21,553	21,553	72,161	72,161
Long-term FHLB advances	Level 2	39,976	40,171	39,906	40,441
Subordinated notes	Level 2	98,973	91,800	98,883	90,735
Junior subordinated debentures	Level 2	22,030	19,512	21,935	27,812
Interest rate swaps	Level 2	87,483	87,483	113,848	113,848
FX forwards	Level 2	3	3	70	70
RPAs sold	Level 2	18	18	30	30
Other liabilities	Level 3	45,507	45,507	45,734	45,734
Total financial liabilities		$4,275,288	$4,266,479	$4,768,821	$4,769,852

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

Commitments to extend credit, which include unused lines of credit and unfunded commitments to originate loans, are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being drawn upon, and the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 2021 and December 31, 2020 were $999.9 million and $924.5 million, respectively. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on a credit evaluation of the counterparty. Collateral varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in extending loan facilities to customers. The collateral varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and residential real estate for those commitments for which collateral is deemed necessary. The Corporation’s obligations under standby letters of credit as of June 30, 2021 and December 31, 2020 were $19.9 million and $21.1 million, respectively.

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

Indemnifications

In general, the Corporation does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Corporation, and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare and no provision is made for losses at the time of sale. There was one such repurchase of approximately $200 thousand during the six months ended June 30, 2021.

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

The accounting policies of the Corporation are applied by segment in the following tables. The segments are presented on a pre-tax basis.

The following tables detail the Corporation’s segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$35,238	$1	$35,239	$37,384	$1	$37,385
(Recovery of) provision for credit losses	(6,581)	—	(6,581)	3,435	—	3,435
Net interest income after PCL	41,819	1	41,820	33,949	1	33,950
Noninterest income:
Fees for wealth management services	—	14,031	14,031	—	9,069	9,069
Insurance commissions	—	1,249	1,249	—	1,303	1,303
Capital markets revenue	1,290	—	1,290	2,975	—	2,975
Service charges on deposit accounts	733	—	733	603	—	603
Loan servicing and other fees	397	—	397	452	—	452
Net gain on sale of loans	525	—	525	3,134	—	3,134
Other operating income	2,606	135	2,741	2,942	88	3,030
Total noninterest income	5,551	15,415	20,966	10,106	10,460	20,566

Noninterest expenses:
Salaries & wages	11,275	5,425	16,700	11,699	5,227	16,926
Employee benefits	2,253	971	3,224	2,301	920	3,221
Occupancy and bank premises	2,108	521	2,629	2,535	498	3,033
Amortization of intangible assets	231	604	835	291	619	910
Professional fees	1,542	87	1,629	1,357	218	1,575
Other operating expenses	9,044	1,406	10,450	8,363	1,475	9,838
Total noninterest expenses	26,453	9,014	35,467	26,546	8,957	35,503
Segment profit	20,917	6,402	27,319	17,509	1,504	19,013
Intersegment (revenues) expenses(1)	(161)	161	—	(177)	177	—
Pre-tax segment profit after eliminations	$20,756	$6,563	$27,319	$17,332	$1,681	$19,013
% of segment pre-tax profit after eliminations	76.0%	24.0%	100.0%	91.2%	8.8%	100.0%
Segment assets (dollars in millions)	$4,910.3	$48.4	$4,958.7	$5,221.7	$49.6	$5,271.3

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(dollars in thousands)	Banking	Wealth Management	Consolidated	Banking	Wealth Management	Consolidated
Net interest income	$70,019	$1	$70,020	$73,716	$2	$73,718
(Recovery of) provision for credit losses	(11,827)	—	(11,827)	38,785	—	38,785
Net interest income after PCL	81,846	1	81,847	34,931	2	34,933
Noninterest income:
Fees for wealth management services	—	26,867	26,867	—	20,237	20,237
Insurance commissions	—	2,713	2,713	—	2,836	2,836
Capital markets revenue	2,886	—	2,886	5,336	—	5,336
Service charges on deposit accounts	1,429	—	1,429	1,449	—	1,449
Loan servicing and other fees	701	—	701	913	—	913
Net gain on sale of loans	775	—	775	3,916	—	3,916
Net gain on sale of OREO	—	—	—	148	—	148
Other operating income	5,289	147	5,436	3,930	101	4,031
Total noninterest income	11,080	29,727	40,807	15,692	23,174	38,866

Noninterest expenses:
Salaries & wages	22,703	10,827	33,530	23,558	10,357	33,915
Employee benefits	4,851	2,060	6,911	4,898	1,823	6,721
Occupancy and bank premises	4,479	1,042	5,521	5,051	997	6,048
Amortization of intangible assets	462	1,211	1,673	583	1,245	1,828
Professional fees	2,794	268	3,062	2,454	489	2,943
Other operating expenses	19,792	2,681	22,473	14,584	2,867	17,451
Total noninterest expenses	55,081	18,089	73,170	51,128	17,778	68,906
Segment profit (loss)	37,845	11,639	49,484	(505)	5,398	4,893
Intersegment (revenues) expenses(1)	(321)	321	—	(355)	355	—
Pre-tax segment profit (loss) after eliminations	$37,524	$11,960	$49,484	$(860)	$5,753	$4,893
% of segment pre-tax profit after eliminations	75.8%	24.2%	100.0%	(17.6)%	117.6%	100.0%
Segment assets (dollars in millions)	$4,910.3	$48.4	$4,958.7	$5,221.7	$49.6	$5,271.3

(1) Inter-segment revenues consist of rental payments, interest on deposits and management fees.

Wealth Management Segment Information

(dollars in millions)	June 30, 2021	December 31, 2020
Assets under management, administration, supervision and brokerage	$20,630.1	$18,976.5

ITEM 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition

The following discussion describes the significant changes to the financial condition of the Corporation that have occurred during the first six months of 2021 compared to the financial condition as of December 31, 2020. In addition, this discussion summarizes the significant factors affecting the results of operations, liquidity and cash flows of the Corporation for the three and six months ended June 30, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Certain financial condition comparisons to the prior year and results of operations comparisons for the linked quarter are included for additional trend analysis.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remain uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition, the Corporation’s actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•the possibility that the proposed merger with WSFS does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
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
•any extraordinary events (such as natural disasters, global health risks or pandemics, acts of terrorism, wars or political conflicts), including the COVID-19 pandemic, and the effects of the economic and business environments in which we operate, including our credit quality and business operations, as well as the continued impact on general economic and financial market conditions;
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

All written or oral forward-looking statements attributed to the Corporation are expressly qualified in their entirety by the factors, risks, and uncertainties set forth in the foregoing cautionary statements, along with those set forth under the caption titled “Risk Factors” beginning on page 14 of the Corporation's 2020 Annual Report, as supplemented by those set forth under the caption titled “Risk Factors” beginning on page 76 of this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report and the documents incorporated by reference herein are based upon the Corporation’s beliefs and assumptions as of the date of this Quarterly Report. The Corporation assumes no obligation to update any forward-looking statement, whether the result of new information, future events, uncertainties or otherwise, as of any future date. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Quarterly Report or incorporated documents. For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review our filings with the SEC, including our 2020 Annual Report, as updated by our quarterly or other reports subsequently filed with the SEC.

Brief History of the Corporation

The Bryn Mawr Trust Company (the “Bank”) received its Pennsylvania banking charter in 1889 and is a member of the Federal Reserve System. In 1986, Bryn Mawr Bank Corporation (“BMBC”, and together with its subsidiaries, the “Corporation”) was formed and the Bank became a wholly-owned subsidiary of BMBC. The Bank and BMBC are headquartered in Bryn Mawr, Pennsylvania, a western suburb of Philadelphia. The Corporation offers a full range of personal and business banking services, consumer and commercial loans, equipment finance, mortgages, insurance and wealth management services, including investment management, trust and estate administration, retirement planning, custody services, and tax planning and preparation from, as of June 30, 2021, 39 banking locations, seven wealth management offices and two insurance and risk management locations in the following counties: Montgomery, Chester, Delaware, Philadelphia, and Dauphin Counties in

Pennsylvania; New Castle County in Delaware; and Mercer and Camden Counties in New Jersey. The common stock of BMBC trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol BMTC.

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

To address the economic impact in the U.S., in March and April 2020, President Trump signed into law four economic stimulus packages to provide relief to businesses and individuals, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other measures, the CARES Act created funding for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), which provided forgivable loans to small businesses to help them keep their employees on payroll and to make other eligible payments. The first round of PPP funding allocated $349 billion to small businesses. This first round was followed by two subsequent rounds of PPP funding of $310 billion, expiring in August 2020 and $284 billion expiring March 31, 2021.

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

The Corporation’s modification program for consumer credit products includes a six-month deferral of principal and interest, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the extended maturity date. As of June 30, 2021, 11 consumer loans in an aggregate amount of $1.6 million were within a deferral period under the program. As of December 31, 2020, 66 consumer loans and leases in the amount of $7.3 million were within a deferral period under the program. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, an additional deferral period may be extended to a borrower who is continuing to experience financial difficulties associated with the COVID-19 pandemic.

The Corporation’s modification programs for commercial loan and lease products include a three- or six-month deferral of principal and interest or a three- or six-month period of interest-only payments, with interest continuing to accrue on unpaid principal. Upon completion of the deferral period, resumed payments will be applied to the interest accrued during the deferral period, followed by principal and interest payments through the contractual maturity date. As of June 30, 2021 25 commercial loans in an aggregate amount of $63.1 million were within a deferral period under the program. As of December 31, 2020, 37 commercial loans in the amount of $67.7 million were within a deferral period under the program. Management is taking proactive measures and is working prudently with borrowers who may be unable to meet their obligations due to continuing financial challenges caused by COVID-19. As a result, the Bank may enter into an additional modification in an effort to mitigate losses for the Bank and the borrower.

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

As discussed in more detail below, we recorded a recovery of PCL on loans and leases during the first quarter of 2021,driven by the current and forward-looking easing of the economic impacts of the COVID-19 pandemic. Due to the high degree of continued uncertainty surrounding the COVID-19 pandemic, the full extent of COVID-19’s effects on our business, operations or the economy as a whole remain unknown and may adversely affect our business, results of operations and financial condition in future fiscal periods. For more information on how the risks related to COVID-19, see the section titled Risk Factors in Part I, Item 1A of our 2020 Annual Report.

Executive Overview

The following items highlight the Corporation’s results of operations for the three and six months ended June 30, 2021, as compared to the same period in 2020, and the changes in its financial condition as of June 30, 2021 as compared to December 31, 2020. More detailed information related to these highlights can be found in the sections that follow.

Three Month Results of Operations

•Net income attributable to the Corporation was $21.3 million, or $1.06 diluted earnings per share, for the three months ended June 30, 2021 as compared to $15.0 million, or $0.75 diluted earnings per share for the same period in 2020.

•Return on average equity (“ROAE”) and return on average assets (“ROAA”) for the three months ended June 30, 2021 were 13.54% and 1.73%, respectively, as compared to ROAE and ROAA of 10.07% and 1.16%, respectively, for the same period in 2020.

•Tax-equivalent net interest income decreased $2.1 million, or 5.7%, to $35.3 million for the three months ended June 30, 2021, as compared to $37.4 million for the same period in 2020.

•The provision for credit losses (“PCL”), which includes the provision for credit losses on loans and leases, off-balance sheet credit exposures, and accrued interest receivable on COVID-19 deferrals, for the three months ended June 30, 2021 was a recovery of $6.6 million, a decrease of $10.0 million from the $3.4 million PCL recorded for the same period in 2020.

•Noninterest income of $21.0 million for the three months ended June 30, 2021 increased $400 thousand as compared to $20.6 million for the same period in 2020. Fees for wealth management services of $14.0 million for the three months ended June 30, 2021 increased $5.0 million as compared to the same period in 2020. Capital markets revenue and insurance commissions of $1.3 million and of $1.2 million, respectively, for the three months ended June 30, 2021 decreased $1.7 million and $54 thousand, respectively, as compared to the same period in 2020.

•Noninterest expense of $35.5 million for the three months ended June 30, 2021 decreased $36 thousand, from $35.5 million for the same period in 2020. Included in noninterest expense for the three months ended June 30, 2021 are $266 thousand of due diligence and merger-related expenses related to the pending merger with WSFS. These expenses primarily consisted of legal and other professional fees.

Six Month Results of Operations

•Net income attributable to the Corporation for the six months ended June 30, 2021 was $38.4 million, an increase of $34.5 million as compared to $3.9 million for the same period in 2020. Diluted earnings per share was $1.92 for the six months ended June 30, 2021 as compared to $0.19 for the same period in 2020.

•ROAE and ROAA for the six months ended June 30, 2021 were 12.33% and 1.56%, respectively, as compared to 1.28% and 0.15%, respectively, for the same period in 2020.

•Tax-equivalent net interest income decreased $3.7 million, or 5.0%, to $70.2 million for the six months ended June 30, 2021, as compared to $73.9 million for the same period in 2020.

•PCL for the six months ended June 30, 2021 was a recovery of $11.8 million, a decrease of $50.6 million from the $38.8 million PCL recorded for the same period in 2020.

•Noninterest income of $40.8 million for the six months ended June 30, 2021 increased $1.9 million as compared to $38.9 million for the same period in 2020. Fees for wealth management services of $26.9 million for the six months ended June 30, 2021 increased $6.6 million as compared to the same period in 2020. Capital markets revenue and insurance commissions of $2.9 million and $2.7 million, respectively, for the six months ended June 30, 2021 decreased $2.5 million and $123 thousand as compared to the same period in 2020.

•Noninterest expense of $73.2 million for the six months ended June 30, 2021 increased $4.3 million, from $68.9 million for the same period in 2020. Included in noninterest expense for the three months ended June 30, 2021 are $1.9 million of due diligence and merger-related expenses related to the pending merger with WSFS. These expenses primarily consisted of legal fees and investment banker fees.

Changes in Financial Condition

•Total assets of $4.96 billion as of June 30, 2021 decreased $473.3 million from $5.43 billion as of December 31, 2020.

•Total shareholders’ equity of $644.0 million as of June 30, 2021 increased $21.7 million from $622.3 million as of December 31, 2020.

•Total portfolio loans and leases as of June 30, 2021 were $3.62 billion, a decrease of $11.0 million from $3.63 billion as of December 31, 2020.

•Total non-performing loans and leases of $10.7 million represented 0.29% of portfolio loans and leases as of June 30, 2021 as compared to $5.3 million, or 0.15% of portfolio loans and leases as of December 31, 2020.

•The $39.2 million ACL on loans and leases, as of June 30, 2021, represented 1.08% of portfolio loans and leases, as compared to $53.7 million or 1.48% of portfolio loans and leases as of December 31, 2020.

•Total deposits of $3.96 billion as of June 30, 2021 decreased $416.5 million from $4.38 billion as of December 31, 2020.

•Wealth assets under management, administration, supervision and brokerage as of June 30, 2021 were $20.63 billion, an increase of $1.65 billion from $18.98 billion as of December 31, 2020.

Key Performance Ratios

Key financial performance ratios for the three and six months ended June 30, 2021 and 2020 are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average equity	13.54%	10.07%	12.33%	1.28%
Return on average assets	1.73	1.16	1.56	0.15
Tax-equivalent net interest margin	3.17	3.22	3.17	3.30
Equity to assets ratio	12.80	11.49	12.69	12.07
Basic earnings per share	$1.07	$0.75	$1.93	$0.19
Diluted earnings per share	1.06	0.75	1.92	0.19
Dividends paid or accrued per share	0.27	0.26	0.54	0.52
Dividends paid or accrued per share to net income per basic common share	25.2%	34.7%	28.0%	273.7%

The following table presents certain key period-end balances and ratios as of June 30, 2021 and December 31, 2020:

(dollars in millions, except per share amounts)	June 30, 2021	December 31, 2020
Book value per share	$32.40	$31.18
ACL on loans and leases as a percentage of portfolio loans and leases	1.08%	1.48%
Tier I capital to risk weighted assets	12.42	11.86
Loan to deposit ratio	91.4	82.9
Wealth assets under management, administration, supervision and brokerage	$20,630.1	$18,976.5
Portfolio loans and leases	3,617.4	3,628.4
Total assets	4,958.7	5,432.0
Total shareholders’ equity	644.0	622.3

The following sections discuss, in greater detail, the Corporation’s results of operations for the three and six months ended June 30, 2021, as compared to the same period in 2020, and the changes in its financial condition as of June 30, 2021 as compared to December 31, 2020.

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

TAX-EQUIVALENT NET INTEREST INCOME

Net interest income is the primary source of the Corporation’s revenue. The tables within "Management’s Discussion and Analysis of Results of Operation and Financial Condition – Analyses of Interest Rates and Interest Differential” beginning at page 61 below present a summary, for the three and six months ended June 30, 2021 and 2020, of the Corporation’s average balances and tax-equivalent yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The tax-equivalent net interest margin is the tax-equivalent net interest income as a percentage of average interest-earning assets. The tax-equivalent net interest spread is the difference between the weighted average tax-equivalent yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. The effect of noninterest-bearing liabilities represents the effect on the net interest margin of net funding provided by noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity.

Three Months Ended June 30, 2021 Compared to the Same Period in 2020

For the three months ended June 30, 2021, tax-equivalent net interest income decreased $2.2 million, or 5.7%, to $35.3 million, as compared to $37.5 million for the same period in 2020.

The decrease in tax-equivalent net interest income was driven by a decrease of $6.0 million in tax-equivalent interest and fees earned on loans and leases, partially offset by decreases of $3.5 million and $227 thousand in interest paid on deposits and interest expense on short-term borrowings, respectively, and an increase of $128 thousand in tax-equivalent interest income on available for sale investment securities for the three months ended June 30, 2021 as compared to the same period in 2020.

Tax-equivalent interest and fees earned on loans and leases for the three months ended June 30, 2021 decreased $6.0 million as compared to the same period in 2020. The tax-equivalent yield on average loans and leases for the three months ended June 30, 2021 was 3.86%, a 30 basis point decrease as compared to the same period in 2020. Average loans and leases decreased $328.6 million for the three months ended June 30, 2021 as compared to same period in 2020.

Interest expense on deposits for the three months ended June 30, 2021 decreased $3.5 million as compared to the same period in 2020. The rate paid on average interest-bearing deposits for the three months ended June 30, 2021 was 0.15%, a 46 basis point decrease as compared to the same period in 2020. Average interest-bearing deposits for the three months ended June 30, 2021 decreased $448.8 million as compared to the same period in 2020.

Interest expense on short-term borrowings for the three months ended June 30, 2021 decreased $227 thousand as compared to the same period in 2020. The decrease was primarily due to a $116.9 million decrease in average short-term borrowings for the three months ended June 30, 2021 as compared to the same period in 2020, coupled with a 58 basis point decrease in the rate paid for the three months ended June 30, 2021 as compared to the same period in 2020.

Tax-equivalent interest income on available for sale investment securities for the three months ended June 30, 2021 increased $128 thousand as compared to the same period in 2020. The tax-equivalent yield on average available for sale investment securities for the three months ended June 30, 2021 was 1.58%, a 58 basis point decrease as compared to the same period in 2020. Average available for sale investment securities increased $223.0 million for the three months ended June 30, 2021 as compared to the same period in 2020.

Six Months Ended June 30, 2021 Compared to the Same Period in 2020

For the six months ended June 30, 2021, tax-equivalent net interest income decreased $3.7 million, or 5.0%, to $70.2 million, as compared to $73.9 million for the same period in 2020.

The decrease in tax-equivalent net interest income was driven by a decrease of $14.3 million in tax-equivalent interest and fees earned on loans and leases, partially offset by decreases of $9.7 million and $670 thousand in interest paid on deposits and interest expense on short-term borrowings, respectively, for the six months ended June 30, 2021 as compared to the same period in 2020.

Tax-equivalent interest and fees earned on loans and leases for the six months ended June 30, 2021 decreased $14.3 million as compared to the same period in 2020. The tax-equivalent yield on average loans and leases for the six months ended June 30, 2021 was 3.88%, a 50 basis point decrease as compared to the same period in 2020. Average loans and leases decreased $229.9 million for the six months ended June 30, 2021 as compared to same period in 2020. Included in tax-equivalent interest and fees earned on loans and leases for the six months ended June 30, 2020 was the recognition of $1.8 million of net deferred PPP loan origination fees.

Interest expense on deposits for the six months ended June 30, 2021 decreased $9.7 million as compared to the same period in 2020. The rate paid on average interest-bearing deposits for the six months ended June 30, 2021 was 0.19%, a 65 basis point decrease as compared to the same period in 2020. Average interest-bearing deposits for the six months ended June 30, 2021 decreased $345.0 million as compared to the same period in 2020.

Interest expense on short-term borrowings for the six months ended June 30, 2021 decreased $670 thousand as compared to the same period in 2020. The decrease was primarily due to a $112.8 million decrease in average short-term borrowings for the six months ended June 30, 2021 as compared to the same period in 2020, coupled with an 87 basis point decrease in the rate paid for the six months ended June 30, 2021 as compared to the same period in 2020.

Analyses of Interest Rates and Interest Differential

The tables below present the major asset and liability categories on an average daily balance basis for the periods presented, along with interest income, interest expense and key rates and yields.

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$86,383	$16	0.07%	$195,966	$37	0.08%
Investment securities - available for sale:
Taxable	742,212	2,915	1.58	516,823	2,775	2.16
Tax-exempt(4)	2,168	14	2.59	4,572	26	2.29
Total investment securities – available for sale	744,380	2,929	1.58	521,395	2,801	2.16
Investment securities – held to maturity	13,414	49	1.47	13,126	73	2.24
Investment securities – trading	8,780	21	0.96	7,800	24	1.24
Loans and leases(1)(2)(3)(4)	3,611,479	34,730	3.86	3,940,032	40,779	4.16
Total interest-earning assets	4,464,436	37,745	3.39	4,678,319	43,714	3.76
Cash and due from banks	9,741			16,263
ACL on loans and leases	(47,192)			(54,113)
Other assets	510,722			585,605
Total assets	$4,937,707			$5,226,074
Liabilities:
Savings, NOW, and market rate accounts	$2,154,206	$274	0.05	$2,313,150	$2,341	0.41
Wholesale deposits	78,936	76	0.39	245,052	486	0.80
Retail time deposits	287,128	608	0.85	410,911	1,649	1.61
Total interest-bearing deposits	2,520,270	958	0.15	2,969,113	4,476	0.61
Short-term borrowings	19,935	5	0.10	136,816	232	0.68
Long-term FHLB advances	39,956	205	2.06	46,161	155	1.35
Subordinated notes	98,949	1,044	4.23	98,770	1,144	4.66
Junior subordinated debt	22,002	199	3.63	21,814	229	4.22
Total interest-bearing liabilities	2,701,112	2,411	0.36	3,272,674	6,236	0.77
Noninterest-bearing deposits	1,437,442			1,126,139
Other liabilities	167,083			226,698
Total noninterest-bearing liabilities	1,604,525			1,352,837
Total liabilities	4,305,637			4,625,511
Shareholders’ equity	632,070			600,563
Total liabilities and shareholders’ equity	$4,937,707			$5,226,074
Net interest spread			3.03			2.99
Effect of noninterest-bearing sources			0.14			0.23
Net interest income/margin on earning assets(4)		$35,334	3.17		$37,478	3.22
Tax-equivalent adjustment(4)		$95	0.01%		$93	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes net accretion of deferred fees of $432 thousand and $258 thousand for the three months ended June 30, 2021 and 2020, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2021 and 2020.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid
Assets:
Interest-bearing deposits with banks	$98,610	$38	0.08%	$123,148	$148	0.24%
Investment securities - available for sale:
Taxable	738,879	5,861	1.60	516,534	5,840	2.27
Tax-exempt(4)	2,169	28	2.60	4,740	54	2.29
Total investment securities – available for sale	741,048	5,889	1.60	521,274	5,894	2.27
Investment securities – held to maturity	13,869	123	1.79	13,160	160	2.44
Investment securities – trading	8,699	40	0.93	8,164	49	1.21
Loans and leases(1)(2)(3)(4)	3,609,358	69,404	3.88	3,839,208	83,677	4.38
Total interest-earning assets	4,471,584	75,494	3.40	4,504,954	89,928	4.01
Cash and due from banks	10,279			14,371
Allowance for loan and lease losses	(50,369)			(39,950)
Other assets	521,545			556,120
Total assets	$4,953,039			$5,035,495
Liabilities:
Savings, NOW, and market rate accounts	$2,166,401	$648	0.06	$2,255,215	$7,322	0.65
Wholesale deposits	98,215	333	0.68	249,186	1,463	1.18
Retail time deposits	301,765	1,401	0.94	407,011	3,328	1.64
Total interest-bearing deposits	2,566,381	2,382	0.19	2,911,412	12,113	0.84
Short-term borrowings	25,944	15	0.12	138,700	685	0.99
Long-term FHLB advances	39,938	408	2.06	46,748	399	1.72
Subordinated notes	98,926	2,078	4.24	98,748	2,289	4.66
Junior subordinated debt	21,979	397	3.64	21,791	524	4.84
Total interest-bearing liabilities	2,753,168	5,280	0.39	3,217,399	16,010	1.00
Noninterest-bearing deposits	1,391,602			1,010,202
Other liabilities	179,719			200,107
Total noninterest-bearing liabilities	1,571,321			1,210,309
Total liabilities	4,324,489			4,427,708
Shareholders’ equity	628,550			607,787
Total liabilities and shareholders’ equity	$4,953,039			$5,035,495
Net interest spread			3.01			3.01
Effect of noninterest-bearing sources			0.16			0.29
Net interest income/margin on earning assets(4)		$70,214	3.17		$73,918	3.30
Tax-equivalent adjustment(4)		$194	0.01%		$200	0.01%

(1)Non-accrual loans have been included in average loan balances, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2)Includes portfolio loans and leases and loans held for sale.
(3)Interest on loans and leases includes deferred fees of $992 thousand and $620 thousand for the six months ended June 30, 2021 and 2020, respectively.
(4)Tax rate used for tax-equivalent calculations is 21% for 2021 and 2020.

Rate/Volume Analysis (tax-equivalent basis)(1)

The rate/volume analysis in the table below analyzes dollar changes in the components of interest income and interest expense as they relate to the change in balances (volume) and the change in interest rates (rate) of tax-equivalent net interest income for the three and six months ended June 30, 2021 as compared to the same periods in 2020, allocated by rate and volume. The change in interest income and/or expense due to both volume and rate has been allocated to changes in volume.

	2021 Compared to 2020
(dollars in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
increase/(decrease)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Interest-bearing deposits with banks	$(19)	$(2)	$(21)	$(30)	$(80)	$(110)
Investment securities - taxable	4,670	(4,557)	113	5,040	(5,065)	(25)
Investment securities -nontaxable	(22)	10	(12)	(35)	9	(26)
Loans and leases	(3,374)	(2,675)	(6,049)	(5,111)	(9,162)	(14,273)
Total interest income	1,255	(7,224)	(5,969)	(136)	(14,298)	(14,434)
Interest expense:
Savings, NOW and market rate accounts	(160)	(1,907)	(2,067)	(288)	(6,386)	(6,674)
Wholesale deposits	(330)	(80)	(410)	(886)	(244)	(1,130)
Retail time deposits	(497)	(544)	(1,041)	(867)	(1,060)	(1,927)
Short-term borrowings	(198)	(29)	(227)	(557)	(113)	(670)
Long-term FHLB advances	(118)	168	50	(122)	131	9
Subordinated notes	14	(114)	(100)	12	(223)	(211)
Junior subordinated debt	13	(43)	(30)	13	(140)	(127)
Total interest expense	(1,276)	(2,549)	(3,825)	(2,695)	(8,035)	(10,730)
Interest differential	$2,531	$(4,675)	$(2,144)	$2,559	$(6,263)	$(3,704)

(1) The tax rate used in the calculation of the tax-equivalent income is 21% for 2021 and 2020.

Tax-Equivalent Net Interest Margin

The tax-equivalent net interest margin of 3.17% for the three months ended June 30, 2021 was a 5 basis point decrease from 3.22% for the same period in 2020. The decrease in the tax-equivalent net interest margin was primarily due to the reduced interest rates during the three months ended June 30, 2021 as compared to the same period in 2020.

The tax-equivalent net interest margin and related components for the past five consecutive quarters are shown in the table below:

Quarter	Interest- Earning Asset Yield	Interest- Bearing Liability Cost	Net Interest Spread	Effect of Noninterest Bearing Sources	Net Interest Margin
2nd Quarter 2021	3.39%	0.36%	3.03%	0.14%	3.17%
1st Quarter 2021	3.42	0.41	3.01	0.15	3.16
4th Quarter 2020	3.33	0.45	2.88	0.16	3.04
3rd Quarter 2020	3.42	0.58	2.84	0.19	3.03
2nd Quarter 2020	3.76	0.77	2.99	0.23	3.22

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

Summary of Interest Rate Simulation

	Change in Net Interest Income Over the Twelve Months Beginning After June 30, 2021		Change in Net Interest Income Over the Twelve Months Beginning After December 31, 2020
	Amount	Percentage	Amount	Percentage
+300 basis points	$25,047	17.94%	$24,525	17.35%
+200 basis points	16,205	11.60	15,172	10.73
+100 basis points	7,658	5.48	6,298	4.46
-100 basis points	(2,296)	(1.64)	(2,262)	(1.60)

The above interest rate simulation suggests that the Corporation’s balance sheet is asset sensitive as of June 30, 2021 in the +100 basis point scenario, demonstrating that a 100 basis point increase in interest rates would have a positive impact on net interest income over the next 12 months. The balance sheet is similarly asset sensitive in the +100 basis point scenario as of June 30, 2021 than it was as of December 31, 2020.

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

The following table presents the Corporation’s gap analysis as of June 30, 2021:

(dollars in millions)	0 to 90 Days	91 to 365 Days	1 - 5 Years	Over 5 Years	Non-Rate Sensitive	Total
Assets:
Interest-bearing deposits with banks	$103.1	$—	$—	$—	$—	$103.1
Investment securities(1)	128.3	132.8	335.9	152.5	—	749.5
Loans and leases(2)	1,912.5	312.2	1,066.0	327.4	—	3,618.1
ACL on loans and leases	—	—	—	—	(39.2)	(39.2)
Cash and due from banks	—	—	—	—	10.8	10.8
Operating lease right-of-use assets	0.3	0.9	9.5	23.1	—	33.8
Other assets	—	—	—	—	482.6	482.6
Total assets	2,144.2	445.9	1,411.4	503.0	454.2	4,958.7
Liabilities and shareholders’ equity:
Demand, noninterest-bearing	41.7	125.1	432.1	869.7	—	1,468.6
Savings, NOW and market rate	107.3	321.8	924.8	787.1	—	2,141.0
Time deposits	71.1	157.8	40.9	1.1	—	270.9
Wholesale non-maturity deposits	73.0	—	—	—	—	73.0
Wholesale time deposits	—	0.9	5.2	—	—	6.1
Short-term borrowings	21.6	—	—	—	—	21.6
Long-term FHLB advances	15.0	25.0	—	—	—	40.0
Subordinated notes	30.0	—	69.0	—	—	99.0
Junior subordinated debentures	22.0	—	—	—	—	22.0
Operating lease liabilities	0.4	1.1	11.1	26.8	—	39.4
Other liabilities	—	—	—	—	133.1	133.1
Shareholders’ equity	23.0	69.0	368.0	184.0	—	644.0
Total liabilities and shareholders’ equity	405.1	700.7	1,851.1	1,868.7	133.1	4,958.7
Interest-earning assets	2,143.9	445.0	1,401.9	479.9	—	4,470.7
Interest-bearing liabilities	340.0	505.5	1,039.9	788.2	—	2,673.6
Difference between interest-earning assets and interest-bearing liabilities	1,803.9	(60.5)	362.0	(308.3)	—	1,797.1
Cumulative difference between interest earning assets and interest-bearing liabilities	$1,803.9	$1,743.4	$2,105.4	$1,797.1	$—	$1,797.1
Cumulative earning assets as a % of cumulative interest-bearing liabilities	631%	306%	212%	167%

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

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

For the three and six months ended June 30, 2021, the Corporation recorded a recovery of PCL on loans and leases of $6.0 million and a recovery of PCL on loans and leases of $11.5 million, respectively, as compared to a PCL on loans and leases of $4.3 million and a PCL on loans and leases$36.6 million for the same respective periods in 2020. As of June 30, 2021 the ACL on loans and leases of $39.2 million was 1.08% of portfolio loans and leases, as compared to an ACL on loans and leases of $53.7 million, or 1.48% of portfolio loans and leases, as of December 31, 2020. The difference in ACL on loans and leases between the two periods was driven by the current and forward-looking economic impacts of the COVID-19 pandemic, as well as projected prepayments, included in the estimation of expected credit losses on loans and leases as of June 30, 2021 as compared to December 31, 2020. Net charge-offs for the three and six months ended June 30, 2021 were $2.4 million and $3.0 million, respectively, as compared to $3.4 million and $7.5 million for the same respective periods in 2020.

The following table details the allocation of the ACL as of the dates indicated:

Allocation of ACL
	June 30, 2021		December 31, 2020
(dollars in thousands)	ACL	% Loans and Leases to Total Loans and Leases	ACL	% Loans and Leases to Total Loans and Leases
CRE - nonowner-occupied	$11,902	39.2%	$19,382	39.6%
CRE - owner-occupied	4,546	15.3	6,982	15.9
Home equity lines of credit	1,030	4.2	1,406	4.7
Residential mortgage - 1st liens	4,620	16.0	7,782	17.1
Residential mortgage - junior liens	380	0.7	382	0.7
Construction	2,275	5.6	2,707	4.4
Commercial & Industrial	8,870	13.8	8,087	12.3
Consumer	367	1.2	325	1.1
Leases	5,173	3.9	6,656	4.2
Total ACL on loans and leases	$39,163	100.0%	$53,709	100.0%

Asset Quality and Analysis of Credit Risk

As of June 30, 2021, total nonperforming loans and leases increased by $5.4 million to $10.7 million, representing 0.29% of portfolio loans and leases, as compared to $5.3 million, or 0.15% of portfolio loans and leases, as of December 31, 2020. The increase in nonperforming loans and leases was related to pay-offs and pay-downs of $2.1 million, charge-offs of $145 thousand and return to accrual status of $103 thousand. These decreases in nonperforming loans and leases were offset by the addition of $7.9 million of new nonperforming loans and leases during the six months ended June 30, 2021. All nonperforming loans are evaluated for impairment and charged-off to net realizable value, when necessary.

As of June 30, 2021, the ACL on loans and leases of $39.2 million represented 1.08% of portfolio loans and leases, a decrease of 40 basis points from December 31, 2020. The decrease in coverage was driven by improving current and forecasted economic conditions, which determine the level of ACL required to absorb expected credit losses.

As of June 30, 2021, the Corporation had $6.5 million of TDRs, of which $5.6 million were in compliance with modified terms and excluded from non-performing loans and leases. As of December 31, 2020, the Corporation had $8.8 million of TDRs, of which $7.0 million were in compliance with modified terms, and were excluded from non-performing loans and leases. As of June 30, 2021, 36 loans and leases in the amount of $64.7 million, comprising 1.8% of the Bank's portfolio loans and leases, are within a deferral period under the Bank's consumer and commercial loan and lease modification programs, as compared to 103 loans and leases in the amount of $75.0 million, comprising 2.1% of the Bank's portfolio loans and leases, as of December 31, 2020. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not classified as TDRs, see Section F - Troubled Debt Restructurings of Note 5 – Loans and Leases, in the Notes to the Unaudited Consolidated Financial Statements.

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

Nonperforming Assets and Related Ratios

Nonperforming assets and related ratios as of June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming Assets:
Nonperforming loans and leases	$10,665	$5,306
Other real estate owned	—	—
Total nonperforming assets	$10,665	$5,306

Troubled Debt Restructurings:
TDRs included in non-performing loans	$893	$1,737
TDRs in compliance with modified terms	5,629	7,046
Total TDRs	$6,522	$8,783

Loan and Lease quality indicators:
Allowance for credit losses on loans and leases to nonperforming loans and leases	367.2%	1,012.2%
Nonperforming loans and leases to total portfolio loans and leases	0.29	0.15
Allowance for credit losses on loans and leases to total portfolio loans and leases	1.08	1.48
Nonperforming assets to total loans and leases and OREO	0.29	0.15
Nonperforming assets to total assets	0.22	0.10
Total portfolio loans and leases	$3,617,411	$3,628,411
Allowance for credit losses on loans and leases	39,163	53,709

NONINTEREST INCOME

Three Months Ended June 30, 2021 Compared to the Same Period in 2020

Noninterest income of $21.0 million for the three months ended June 30, 2021 increased $400 thousand as compared to $20.6 million for the same period in 2020. The increase was driven by a $5.0 million increase in fees for wealth management services partially offset by decreases of $2.6 million and $1.7 million in net gain on sale of loans and capital markets revenue, respectively. The increase in fees for wealth management services was driven by the lack of non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services in the second quarter of 2020, as well as the $3.62 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2021 and June 30, 2020. The decrease in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to the Same Period in 2020

Noninterest income of $40.8 million for the six months ended June 30, 2021 increased $1.9 million as compared to $38.9 million for the same period in 2020. The increase was primarily due to increases of $6.6 million and $1.6 million in fees for wealth management services and other operating income, respectively, partially offset by decreases of $3.1 million and $2.5 million in net gain on sale of loans and capital markets revenue, respectively. The increase in fees for wealth management services was driven by the lack of non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services in the second quarter of 2020, as well as the $3.62 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2021 and June 30, 2020. The decrease in net gain on sale of loans was driven by a $2.4 million gain on the sale of approximately $292.1 million of PPP loans in the second quarter of 2020. The decrease in capital markets revenue was primarily due to the decreased volume and size of interest rate swap transactions with commercial loan customers for the six months ended June 30, 2021 as compared to the same period in 2020.

The following table provides details of other operating income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Visa debit card income	$752	$643	$1,395	$1,174
BOLI income	272	330	600	650
Commissions and fees	351	264	706	568
Safe deposit box rentals	82	82	155	162
Other investment income	128	20	358	39
Rental income	5	8	10	17
Gain on trading investments	300	1,017	437	39
Miscellaneous other income	612	423	1,314	695
Other operating income	$2,502	$2,787	$4,975	$3,344

 The following table provides supplemental information regarding mortgage loan originations and sales:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Mortgage originations	$21,540	$38,771	$56,420	$68,134
Mortgage loans sold:
Servicing retained	—	—	—	—
Servicing released	9,988	31,984	25,660	46,883
Total mortgage loans sold	$9,988	$31,984	$25,660	$46,883
Percentage of originated mortgage loans sold	46.4%	82.5%	45.5%	68.8%
Servicing retained %	—	—	—	—
Servicing released %	100.0	100.0	100.0	100.0
Residential mortgage loans serviced for others	$303,628	$445,233	$303,628	$445,233
Mortgage servicing rights	2,173	3,440	2,173	3,440
Gain on sale of mortgage loans	311	615	561	1,213
Loan servicing and other fees	397	452	701	913
Amortization of MSRs	272	453	405	557
(Impairment) recovery of MSRs	(48)	(222)	(48)	(453)

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

The following tables detail the composition of Wealth Assets as it relates to the calculation of fees for wealth management services:

(dollars in thousands)	Wealth Assets as of:
Fee Basis	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Market value	$7,614,127	$7,258,019	$7,121,474	$6,557,898	$6,661,996
Fixed fee	13,015,941	12,801,352	11,855,070	10,686,409	10,350,908
Total	$20,630,068	$20,059,371	$18,976,544	$17,244,307	$17,012,904

	Percentage of Wealth Assets as of:
Fee Basis	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Market value	36.9%	36.2%	37.5%	38.0%	39.2%
Fixed fee	63.1%	63.8%	62.5%	62.0%	60.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables detail the composition of fees for wealth management services for the periods indicated:

(dollars in thousands)	For the Three Months Ended:
Fee Basis	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Market value	$9,463	$9,232	$8,572	$8,344	$5,525
Fixed fee	4,568	3,604	4,016	3,363	3,544
Total	$14,031	$12,836	$12,588	$11,707	$9,069

	Percentage of Fees for Wealth Management for the Three Months Ended:
Fee Basis	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Market value	67.4%	71.9%	68.1%	71.3%	60.9%
Fixed fee	32.6%	28.1%	31.9%	28.7%	39.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Customer Derivatives

To accommodate the risk management needs of qualified commercial customers, the Bank enters into financial derivative transactions consisting of interest rate swaps, options, risk participation agreements and foreign exchange contracts. Derivative financial instruments involve, to varying degrees, interest rate, market and credit risk. Market risk exposure from customer derivative positions is managed by simultaneously entering into matching transactions with institutional dealer counterparties that offset customer contracts in notional amount and term. Derivative contracts create counterparty credit risk with both the Bank’s customers and with institutional dealer counterparties. The Corporation manages customer counterparty credit risk through its credit policy, approval processes, monitoring procedures and by obtaining adequate collateral, when appropriate. The Bank seeks to minimize dealer counterparty credit risk by establishing credit limits and collateral agreements through industry standard agreements published by the International Swaps and Derivatives Association (ISDA) and associated credit support annex (CSA) agreements. None of the Bank’s outstanding derivative contracts associated with the customer derivative program is designated as a hedge and none is entered into for speculative purposes. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. As of June 30, 2021, there were no fair value adjustments related to credit quality.

NONINTEREST EXPENSE

Three Months Ended June 30, 2021 Compared to the Same Period in 2020

Noninterest expense of $35.5 million for the three months ended June 30, 2021 decreased $36 thousand as compared to $35.5 million for the same period in 2020. Decreases of $506 thousand, $404 thousand, and $226 thousand in other operating expenses, occupancy and bank premises expense, and salaries and wages, respectively, were partially offset by increases of $602 thousand, $266 thousand, and $217 thousand in Pennsylvania bank shares tax expense, merger-related expenses, and advertising expenses, respectively.

Six Months Ended June 30, 2021 Compared to the Same Period in 2020

Noninterest expense of $73.2 million for the six months ended June 30, 2021 increased $4.3 million as compared to $68.9 million for the same period in 2020. Increases of $2.0 million, $1.9 million, and $1.2 million in other operating expenses, merger-related expenses, and Pennsylvania bank shares tax expense, respectively, were partially offset by decreases of $527 thousand and $385 thousand in occupancy and bank premises expense and salaries and wages, respectively.

The following table provides details of other operating expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Amortization expense of capitalized costs for cloud computing arrangements	$430	$90	$843	$180
Contributions	118	521	240	968
Deferred compensation expense	(1)	654	806	(441)
Director fees	88	151	239	304
Dues and subscriptions	404	523	822	884
FDIC insurance	287	673	716	823
Insurance	304	302	609	541
Loan processing	104	139	300	282
Miscellaneous other expenses	2,038	1,241	3,875	2,471
MSR amortization and impairment	320	675	453	1,010
Other taxes	15	2	20	24
Outsourced services	46	63	92	125
Wealth custodian fees	109	116	226	229
Postage	170	158	294	314
Stationary and supplies	69	79	139	224
Telephone and data lines	527	438	936	866
Temporary help and recruiting	308	67	506	134
Travel and entertainment	85	35	111	260
Other operating expenses	$5,421	$5,927	$11,227	$9,198

INCOME TAXES

Income tax expense for the three months ended June 30, 2021 was $6.0 million, a decrease of $2.0 million as compared to $4.0 million for the same period in 2020. The effective tax rate for the second quarter of 2021 increased to 21.9% as compared to 21.1% for the second quarter of 2020.

Income tax expense for the six months ended June 30, 2021 was $11.1 million, an increase of $10.0 million as compared to $1.1 million for the same period in 2020. Income before income taxes increased $44.6 million for the six months ended June 30, 2021 as compared for the same period in 2020. The effective tax rate for the six months ended June 30, 2021 increased to 22.4% as compared to 21.5% for the same period in 2020. The increase in effective tax rate was primarily due to $371 thousand of discrete tax items related to non-deductible merger-related expenses recognized in the six months ended June 30, 2021.

BALANCE SHEET ANALYSIS

Total assets of $4.96 billion as of June 30, 2021 decreased $473.3 million from $5.43 billion as of December 31, 2020. The following sections detail the balance sheet changes:

Loans and Leases

The table below compares the portfolio loans and leases outstanding at June 30, 2021 to December 31, 2020:

	June 30, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Portfolio	Balance	Percent of Portfolio	Amount	Percent
CRE - nonowner-occupied	$1,419,626	39.2%	$1,435,575	39.6%	$(15,949)	(1.1)%
CRE - owner-occupied	553,464	15.3	578,509	15.9	(25,045)	(4.3)
Home equity lines of credit	151,692	4.2	169,337	4.7	(17,645)	(10.4)
Residential mortgage - 1st liens	579,657	16.0	621,369	17.1	(41,712)	(6.7)
Residential mortgage - jr. liens	25,534	0.7	23,795	0.7	1,739	7.3
Construction	204,358	5.6	161,308	4.4	43,050	26.7
Commercial & Industrial	498,097	13.8	446,438	12.3	51,659	11.6
Consumer	44,814	1.2	39,683	1.1	5,131	12.9
Leases	140,169	3.9	152,397	4.2	(12,228)	(8.0)
Total portfolio loans and leases	3,617,411	100.0%	3,628,411	100.0%	(11,000)	(0.3)
Loans held for sale	653		6,000		(5,347)	(89.1)
Total loans and leases	$3,618,064		$3,634,411		$(16,347)	(0.4)%

Investment Securities

Investment securities available for sale as of June 30, 2021 totaled $728.7 million, a decrease of $446.2 million as compared to $1.17 billion as of December 31, 2020. The decrease was primarily due to the maturing, in January 2021, of $500.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2020, partially offset by increases of $28.7 million and $23.6 million of mortgage-backed securities and U.S. Government and agency securities, respectively.

Deposits

Deposits of $3.96 billion as of June 30, 2021 decreased $416.5 million from December 31, 2020. The decrease was primarily driven by decreases of $217.1 million, $202.0 million, $60.6 million, and $29.9 million in interest-bearing demand accounts, wholesale non-maturity deposits, retail time deposits, and wholesale time deposits, respectively, offset by increases of $66.8 million, $19.6 million, and $6.7 million in noninterest-bearing deposits, money market accounts, and savings accounts, respectively. The decrease in wholesale non-maturity deposits was primarily due to a decrease of approximately $200.0 million of wholesale deposits in the first quarter of 2021, which was used to partially fund the purchase of $500.0 million of short-term U.S. Treasury securities included on the balance sheet as of December 31, 2020. The decrease in interest-bearing demand deposits was primarily driven by management's active management of excess liquidity in this current interest rate environment.

Deposits as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Deposits	Balance	Percent of Deposits	Amount	Percent
Interest-bearing demand	$668,664	16.9%	$885,802	20.2%	$(217,138)	(24.5)%
Money market	1,183,252	29.9	1,163,620	26.6	19,632	1.7
Savings	289,108	7.3	282,406	6.5	6,702	2.4
Retail time deposits	270,926	6.8	331,527	7.6	(60,601)	(18.3)
Wholesale non-maturity deposits	73,011	1.8	275,011	6.3	(202,000)	(73.5)
Wholesale time deposits	6,141	0.2	36,045	0.8	(29,904)	(83.0)
Interest-bearing deposits	2,491,102	62.9	2,974,411	68.0	(483,309)	(16.2)
Noninterest-bearing deposits	1,468,643	37.1	1,401,843	32.0	66,800	4.8
Total deposits	$3,959,745	100.0%	$4,376,254	100.0%	$(416,509)	(9.5)%

Borrowings

Borrowings as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020		Change
(dollars in thousands)	Balance	Percent of Borrowings	Balance	Percent of Borrowings	Amount	Percent
Short-term borrowings	$21,553	11.8%	$72,161	31.0%	$(50,608)	(70.1)%
Long-term FHLB advances	39,976	21.9	39,906	17.1	70	0.2
Subordinated notes	98,973	54.2	98,883	42.5	90	0.1
Junior subordinated debentures	22,030	12.1	21,935	9.4	95	0.4
Total borrowed funds	$182,532	100.0%	$232,885	100.0%	$(50,353)	(21.6)%

Capital

Consolidated shareholders' equity of the Corporation was $644.0 million, or 13.0% of total assets, as of June 30, 2021, as compared to $622.3 million, or 11.5% of total assets, as of December 31, 2020. The following table presents BMBC’s and the Bank’s regulatory capital ratios and the minimum capital requirements for the Bank to be considered “Well Capitalized” by regulators as of June 30, 2021 and December 31, 2020:

	Actual		Minimum to be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk weighted assets:
BMBC	$596,717	15.79%	$377,809	10.00%
Bank	506,120	13.41	377,431	10.00
Tier I capital to risk weighted assets:
BMBC	469,352	12.42	302,247	8.00
Bank	471,728	12.50	301,945	8.00
Common equity Tier I risk weighted assets:
BMBC	448,103	11.86	245,576	6.50
Bank	471,728	12.50	245,330	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	469,351	9.91	236,843	5.00
Bank	471,728	9.96	236,700	5.00

December 31, 2020
Total capital to risk weighted assets:
BMBC	583,057	15.55	375,045	10.00
Bank	477,792	12.75	374,758	10.00
Tier I capital to risk weighted assets:
BMBC	444,640	11.86	300,036	8.00
Bank	432,258	11.53	299,807	8.00
Common equity Tier I risk weighted assets:
BMBC	423,475	11.29	243,779	6.50
Bank	432,258	11.53	243,593	6.50
Tier I leverage ratio (Tier I capital to total quarterly average assets):
BMBC	444,640	9.04	246,002	5.00
Bank	432,258	8.79	245,837	5.00

In September 2020, the U.S. banking agencies issued a final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This final rule is consistent with the interim final rule issued by the U.S. banking agencies in March 2020. The June 30, 2021 and December 31, 2020 ratios reflect the Corporation's election of the five-year transition provision.

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

Unused availability is detailed on the following table:

(dollars in millions)	Available Funds as of June 30, 2021	Percent of Total Borrowing Capacity	Available Funds as of December 31, 2020	Percent of Total Borrowing Capacity	Dollar Change	Percent Change
FHLB of Pittsburgh	$1,726.5	97.7%	$1,696.9	95.9%	$29.6	1.7%
FRB of Philadelphia	118.9	100.0	127.7	100.0	(8.8)	(6.9)
Fed Funds Lines (six banks)	74.0	100.0	74.0	100.0	—	—
Total	$1,919.4	98.0	$1,898.6	96.3	$20.8	1.1

Quarterly, the ALCO reviews the Corporation’s liquidity position and reports its findings to BMBC’s Board of Directors.

The Corporation has an agreement with Insured Network Deposits to provide up to $175 million, excluding accrued interest, of money market and NOW funds at an agreed upon interest rate equal to the current Fed Funds rate plus 20 basis points. The Corporation had $73.0 million in balances as of June 30, 2021 under this program.

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

The Wealth Management segment recorded a pre-tax segment profit (“PTSP”) of $6.6 million and $12.0 million for the three and six months ended June 30, 2021, as compared to a PTSP of $1.7 million and $5.8 million for the same periods in 2020. Fees for wealth management services increased $5.0 million and $6.6 million for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The increase in fees for wealth management services was driven by the lack of non-recurring costs associated with the wind-down of BMT Investment Advisers, which had a $2.2 million impact on fees for wealth management services in the second quarter of 2020, as well as the $3.62 billion increase in wealth assets under management, administration, supervision and brokerage between June 30, 2021 and June 30, 2020. Insurance commissions decreased $54 thousand and $123 thousand for the three and six months ended June 30, 2021 as compared to the same periods in 2020. Effective January 1, 2020, the business of Lau Associates LLC was transitioned into the Wealth Management Division of the Bank, also reported in the Wealth Management segment.

The Banking segment recorded a PTSP of $20.8 million and $37.5 million for the three and six months ended June 30, 2021, as compared to a PTSP of $17.3 million for the three months ended June 30, 2020 and a pre-tax segment loss of $860 thousand for the six months ended June 30, 2020. The increases in PTSP were primarily driven by decreases of $10.0 million and $50.6 million in provision for credit losses for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The difference in provision for credit losses between the two periods was driven by changes in the current and forward-looking economic impacts of the COVID-19 pandemic included in the estimation of expected credit losses on loans and leases as of June 30, 2021 as compared to June 30, 2020. The effect of the decreases in provision for credit losses on PTSP was partially offset by decreases of $2.1 million and $3.7 million in net interest income for the three and six months ended June 30, 2021 as compared to the same periods in 2020, as well as decreases of $4.6 million and $4.6 million in noninterest income for the three and six months ended June 30, 2021 as compared to the same periods in 2020.

Off Balance Sheet Arrangements

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Total commitments to extend credit at June 30, 2021 were $999.9 million, as compared to $924.5 million at December 31, 2020.

Standby letters of credit are conditional commitments issued by the Bank to a customer for a third party. Such standby letters of credit are issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is similar to that involved in granting loan facilities to customers. The Bank’s obligation under standby letters of credit at June 30, 2021 amounted to $19.9 million, as compared to $21.1 million at December 31, 2020.

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

Contractual Cash Obligations of the Corporation as of June 30, 2021:

(dollars in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Deposits without a stated maturity	$3,682,678	$3,682,678	$—	$—	$—
Wholesale and retail time deposit	277,067	229,926	34,533	11,622	986
Short-term borrowings	21,553	21,553	—	—	—
Long-term FHLB Advances	39,976	39,976	—	—	—
Subordinated Notes	100,000	—	—	30,000	70,000
Junior subordinated debentures	25,800	—	—	—	25,800
Operating lease liabilities	50,493	2,161	8,132	7,652	32,548
Purchase obligations	17,612	4,625	5,724	3,888	3,375
Total	$4,215,179	$3,980,919	$48,389	$53,162	$132,709

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

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer, Francis J. Leto, and Chief

Financial Officer, Michael W. Harrington, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase

The following table presents the shares repurchased by the Corporation during the second quarter of 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2021 – April 30, 2021	—	$—	—	629,244
May 1, 2021 – May 31, 2021	—	$—	—	629,244
June 1, 2021 – June 30, 2021	1,101	$46.16	—	629,244
Total	1,101	$31.80	—

(1)1,101 shares were purchased by the Corporation’s deferred compensation plans through open market transactions.
(2)On April 18, 2019, BMBC announced a stock repurchase program (the “2019 Program”) pursuant to which the Corporation may repurchase up to 1,000,000 shares of BMBC's common stock. Under the 2019 Program, the Corporation may repurchase BMBC's common stock at any price, but the aggregate purchase price is not to exceed $45 million. No shares were repurchased during the three months ended June 30, 2021. As of June 30, 2021, the maximum number of shares remaining authorized for repurchase under the 2019 Program was 629,244, at an aggregate purchase price not to exceed $32.2 million.

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

3.1	Amended and Restated By-Laws, effective November 20, 2007, incorporated by reference to Exhibit 3.2 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
3.2	Amended and Restated Articles of Incorporation, effective November 21, 2007, incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed with the SEC on November 21, 2007
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
*32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS Inline XBRL	Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL Document

101.SCH Inline XBRL	Taxonomy Extension Schema Document, filed herewith

101.CAL Inline XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF Inline XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB Inline XBRL	Taxonomy Extension Label Linkbase Document, filed herewith

101.PRE Inline XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith

104	The cover page of Bryn Mawr Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

BRYN MAWR BANK CORPORATION

Date: August 6, 2021	By:	/s/ Francis J. Leto
Francis J. Leto
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Michael W. Harrington
Michael W. Harrington
Chief Financial Officer
(Principal Financial Officer)